Form 10-Q
period 2002-09-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2002-11-14
CIK 1136933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                              --------  --------

                          Commission File No. 333-85994

                      MEWBOURNE ENERGY PARTNERS 02-A, L.P.


         Delaware                          71-0871949
-------------------------              ------------------
(State or jurisdiction of               (I.R.S. Employer
incorporation or organization)        Identification Number)

3901 South Broadway, Tyler, Texas                75701
-------------------------------------------------------------
      (Address of principal                   (Zip Code)
       executive offices)

       Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
                                 --------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                                      INDEX


Part I -- Financial Information                                         Page No.

  Item 1.   Financial Statements

            Balance Sheet  -                                              3
              September 30, 2002

            Statement of Cash Flows -                                     4
              For the period February 27, 2002 (date of inception) through September 30, 2002

            Statement of Changes In Partners' Capital -                   5
              For the period February 27, 2002 (date of inception) through September 30, 2002

            Notes to Financial Statements                                 6

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7

  Item 4.   Disclosure Controls and Procedures                            8


Part II -- Other Information

  Item 1.   Legal Proceedings                                             8

  Item 6.   Exhibits and Reports on Form 8-K                              8

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements


                                  BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)


ASSETS

Cash                                         $  100
                                             ------

    Total assets                             $  100
                                             ======

PARTNERS' CAPITAL

    Partners' capital                        $  100
                                             ======


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                             STATEMENT OF CASH FLOWS
               For the period February 27,2002 (date of inception)
                           through September 30, 2002
                                   (Unaudited)

Cash flows from financing activities:

  Capital contributions from partners                  $   100
                                                       -------

Cash, end of period                                    $   100
                                                       -------

                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              For the period February 27, 2002 (date of inception)
                           through September 30, 2002
                                   (Unaudited)



                                                General         Limited
                                               Partners        Partners          Total
                                              --------         --------         --------
Partners capital at February 27, 2002         $     --         $     --         $     --
(date of inception)
Contributions                                 $    100         $     --         $    100
                                              --------         --------         --------
Balance at September 30, 2002                 $    100         $     --         $    100
                                              --------         --------         --------


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. Accounting Policies

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, cash flows and partners' capital for the periods presented.

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 02-A, L.P., (the "Partnership"), a Delaware limited partnership formed on February 27, 2002, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. As of September 30, 2002, the only financial activity which had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on June 26, 2002. As of October 10, 2002, interests aggregating $16,072,000 had been sold to 646 subscribers of which $14,654,000 were sold to 594 subscribers as general partner interests and $1,418,000 were sold to 52 subscribers as limited partner interests.

3. Financial Statement Presentation

From the period February 27, 2002 to September 30, 2002, the Registrant conducted no business activity. Therefore, there are no items of income or expense for the reporting period and, accordingly a statement of income is not provided.


4. Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations. This statement changes financial accounting and reporting for obligations associated with the retirement and disposal of long-lived assets and the associated asset retirement costs and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 143.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and was effective for the Partnership beginning January 1, 2002. The adoption of FAS 144 did not have a material impact on the Partnership.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 146.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Mewbourne Energy Partners 02-A, L.P. (the "Partnership") was formed February 27, 2002. Mewbourne Development Corporation ("MD") is the Managing Partner, and has the power and authority to manage, control and administer all partnership affairs. As of September 30, 2002, the only financial activity which had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on June 26, 2002. As of October 10, 2002, interests aggregating $16,072,000 had been sold to 646 subscribers of which $14,654,000 were sold to 594 subscribers as general partner interests and $1,418,000 were sold to 52 subscribers as limited partner interests.

Liquidity and Capital Resources

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated.


Results of Operations

The Registrant had not commenced operations prior to the period ended September 30, 2002, therefore, there are no items of income or expense.


Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations. This statement changes financial accounting and reporting for obligations associated with the retirement and disposal of long-lived assets and the associated asset retirement costs and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 143.


In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Partnership beginning January 1, 2002. The adoption of FAS 144 did not have a material impact on the Partnership.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 146.

Item 4.  Disclosure Controls and Procedures


Mewbourne Development Corporation ("MDC"), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, MDC's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MDC's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in MDC's internal controls or in other factors which could significantly affect internal controls subsequent to the date MDC carried out its evaluation.



Part II - Other Information


Item 1.  Legal Proceedings
           None.


Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits - none

           (b)  Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   MEWBOURNE ENERGY PARTNERS 02-A, L.P.

                                   By: Mewbourne Development Corporation
                                       Managing General Partner




Date: November 12, 2002            By: /s/ Alan Clark
                                      ---------------------------
                                            Alan Clark, Treasurer

CERTIFICATIONS

         I, Curtis W. Mewbourne, Chief Executive Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 02-A, L.P. (the "Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Mewbourne Energy Partners, 02-A, L.P.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 12, 2002.

                                      /s/   Curtis W. Mewbourne
                         ------------------------------------------------------
                         Curtis W. Mewbourne
                         Chief Executive Officer
                         Mewbourne Development Corporation,
                         Managing General Partner of the Registrant

CERTIFICATIONS

         I, J. Roe Buckley, Chief Financial Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 02-A, L.P. (the "Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Mewbourne Energy Partners, 02-A, L.P.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 12, 2002.

                                            /s/ J. Roe Buckley
                                -----------------------------------------------
                                J. Roe Buckley
                                Chief Financial Officer
                                Mewbourne Development Corporation,
                                Managing General Partner of the Registrant