Form 10-K
period 2002-12-31
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2003-03-28
CIK 1136933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                      For the year ended December 31, 2002
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the transition period from                to
                                               ---------------   ---------------

                         Commission File No. 333-85994

                      MEWBOURNE ENERGY PARTNERS 02-A, L.P.


          Delaware                                              71-0871949
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


3901 South Broadway, Tyler, Texas                          75701
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code: (903) 561-2900

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the act:
Limited and general partnership interest $1,000 per interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

No market currently exists for the limited and general partnership interest of the registrant. Based on original purchase price the aggregate market value of limited and general partnership interest owned by non-affiliates of the registrant is $16,072,000.00.

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant's Registration Statement on Form S-1, File No. 333-85994.

                                     PART I

ITEM 1.  BUSINESS

Mewbourne Energy Partners 02-A, L.P. (the "Registrant") is a limited partnership organized under the laws of the State of Delaware on February 27, 2002 (date of inception). Its managing general partner is Mewbourne Development Corporation, a Delaware corporation ("MD").

A Registration Statement was filed pursuant to the Securities Act of 1933, as amended, registering limited and general partnership interests in a series of two Delaware limited partnerships formed under Mewbourne Energy 02-03 Drilling Programs. General and limited partnership interests are being offered at $1,000 each. The maximum offering amount will be $18,000,000 (18,000 interests) per partnership. The Registrant was declared effective by the Securities and Exchange Commission on June 26, 2002. On October 10, 2002, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $16,072,000 being sold to 647 subscribers of which $14,642,000 were sold to 596 subscribers as general partner interests and $1,430,000 were sold to 51 subscribers as limited partner interests.

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. See the selected financial data in Item 6 and the financial statements in Item 8 of this report for a summary of the Registrant's revenue, income and identifiable assets.

The Registrant has acquired interests in oil and gas prospects for the purpose of development drilling. At December 31, 2002, 10 wells had been drilled and were productive and one well was drilled and abandoned. The following table summarizes the Registrant's drilling activity from inception through December 31, 2002:

                                        Gross              Net
                                   ---------------   ---------------
                                   Dry  Productive   Dry  Productive
                                   ---  ----------   ---  ----------
     Development wells              1       10      .390     3.062

The sale of crude oil and natural gas produced by the Registrant will be affected by a number of factors that are beyond the Registrant's control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

The Registrant does not have long-term contracts with purchasers of its crude oil or natural gas. The market for crude oil is such that the Registrant anticipates it will be able to sell all the crude oil it can produce. Natural gas will be sold to local distribution companies, gas marketers and end users on the spot market. The spot market reflects immediate sales of natural gas without long-term contractual commitments. The future market condition for natural gas cannot be predicted with any certainty, and the Registrant may experience delays in marketing natural gas production and fluctuations in natural gas prices.

Many aspects of the Registrant's activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant's ability to compete depends on its financial resources and on the managing general partner's staff and facilities, none of which are significant in comparison with those of the oil and gas exploration, development and production industry as a whole. Federal and state regulation of oil and gas operations generally includes drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company ("MOC"), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant's managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 28, 2003, MOC employed 121 persons, many of whom dedicated a part of their time to the conduct of the Registrant's business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will tend to increase during the winter months. Order backlog is not pertinent to the Registrant's business.

ITEM 2.  PROPERTIES

The Registrant's properties consist primarily of leasehold interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant. At December 31, 2002, 10 wells had been drilled and were productive and one well was drilled and abandoned.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period ended December 31, 2002 covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 28, 2003, the Registrant had 16,072 outstanding limited and general partnership interests held of record by 648 subscribers. There is no established public or organized trading market for the limited and general partnership interests.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant's obligations will be distributed to the partners at least quarterly in accordance with the Registrant's Partnership Agreement. During the period from inception through December 31, 2002, no distributions had been made to the limited and general partners.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the period from February 27, 2002 (date of inception) through December 31, 2002:

Operating results:
------------------
Oil and gas sales                                            $   219,099

Net loss                                                     $(  135,645)

Net loss per limited and general partner interest            $(     8.44)

At year end:

Total Assets                                                 $15,953,964
                                                             ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Mewbourne Energy Partners 02-A, L.P. (the "Registrant") was organized as a Delaware limited partnership on February 27, 2002. The offering of limited and general partner interests began June 26, 2002 as part of an offering registered under the name Mewbourne Energy 02-03 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded October 10, 2002, with total investor partner contributions of $16,072,000.

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant's oil and gas reserves are economically recoverable.

Results of Operations

Because the Registrant was formed during the period covered by this report, no trend analysis based on yearly changes in liquidity, capital resources or results of operations is available.

Revenues and other income during the period from February 27, 2002 (date of inception) through December 31, 2002 totaled $242,244, and consisted of oil and gas sales in the amount of $219,099, and interest income in the amount of $23,145. Gas production volumes during the period ended December 31, 2002 amounted to approximately 57,758 mcf of gas at a corresponding average realized price of $3.79 per mcf of gas. There was no oil production in 2002. Expenses totaling $377,889, consisted primarily of depreciation, depletion and amortization in the amount of $107,171,and a cost ceiling write-down of $242,261. Lease operating expenses totaled $6,018. Production taxes were $17,609. Administrative and general expenses were $4,830. At December 31, 2002, 10 wells had been drilled and were productive and 1 well had been drilled and abandoned. The Registrant's oil and gas revenues should increase during 2003 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2003 as the remaining wells are drilled and the available cash is utilized for the equipping of such wells. The Registrant expects that drilling and completion costs will decrease during 2003 and that lease operating cost and depletion provisions will increase.

Liquidity and capital resources

Net cash increased by $4,052,370 during the period from February 27, 2002 (date of inception) through December 31, 2002. Approximately $12,020,988 of the net initial partners' capital of $16,072,000 was used for drilling and completion and prepaid well costs. Capital requirements in the future are expected to be paid with the initial partners' capital. Management believes that funds are sufficient to complete the wells for which funds have been committed. Under certain circumstances, as provided in the Registrant's Partnership Agreement, the Registrant may use revenues and/or borrow monies, either through a financial institution or through an affiliate of MD, to fund additional capital requirements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the Registrant's financial statements include the estimate of oil and gas reserves as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion and amortization, and the ceiling test for the Registrant's oil and gas properties.

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations. This statement changes financial accounting and reporting for obligations associated with the retirement and disposal of long-lived assets and the associated asset retirement costs and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 143.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 is not expected to have a material impact on the Partnership's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant does not have any officers or directors. Under the Registrant's Partnership Agreement, the Registrant's managing general partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant's business. MD is a wholly-owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant's managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                                   Age as of
                                  December 31,
Name                                  2002                   Position
----                              ------------               --------

Curtis W. Mewbourne                    67              President and Director

J. Roe Buckley                         40              Vice President and Chief
                                                       Financial Officer

Alan Clark                             50              Treasurer


Michael F. Shepard                     56              Secretary and General
                                                       Counsel

Dorothy M. Cuenod                      42              Assistant Secretary
                                                       and Director

Ruth M. Buckley                        41              Assistant Secretary
                                                       and Director

Julie M. Greene                        39              Assistant Secretary
                                                       and Director

         CURTIS W. MEWBOURNE, age 67 formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, MOC and MD. He has operated as an independent oil and gas producer for the past 38 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy
M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

         J. ROE BUCKLEY, age 40 joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by MBank Dallas from 1985-1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

         ALAN CLARK, age 50, joined Mewbourne Oil Company in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with Mewbourne Oil Company prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

         MICHAEL F. SHEPARD, age 56 joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

         DOROTHY MEWBOURNE CUENOD, age 42 received a B.A. Degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

         RUTH MEWBOURNE BUCKLEY, age 41 received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

         JULIE MEWBOURNE GREENE, age 39 received a B.A. in Business Administration from the University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis
W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

ITEM 11. EXECUTIVE COMPENSATION

The Registrant does not have any directors or officers. Management of the Registrant is vested in the managing general partner. None of the officers or directors of MD or MOC will receive remuneration directly from the Registrant, but will continue to be compensated by their present employers. The Registrant will reimburse MD and MOC and affiliates thereof for certain costs of overhead falling within the definition of Administrative Costs, including without limitation, salaries of the officers and employees of MD and MOC; provided that no portion of the salaries of the directors or of the executive officer of MOC or MD may be reimbursed as Administrative Costs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Beneficial owners of more than five percent

                           Name of        Amount & Nature       Percent
                          Beneficial       of Beneficial           of
Title of Class              Owner             Owner             Class
--------------           ------------     ---------------     ------------
    None                     None               N/A                N/A

(b) Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right and full authority to manage, control and administer the Registrant's business. Under the Registrant's Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests have the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity that may lead to such removal.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with MD and its affiliates

Pursuant to the Registrant's Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the period February 27, 2002 (date of inception) through December 31, 2002:

    Payment of well charges and
    supervision charges in accordance
    with standard industry operating
    agreements                                      $222,098

The Registrant participates in oil and gas activities through a drilling program created by the Drilling Program Agreement (the "Program"). Pursuant to the Program, MD pays approximately 30% of the Program's capital expenditures and approximately 40% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 40% of the Program's revenues.

                                     PART IV

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.  Financial statements
         The following are filed as part of this annual report:

                  Report of Independent Accountants

                  Balance sheet as of December 31, 2002

                  Statement of loss for the period from
                  February 27, 2002 (date of inception)
                  through December 31, 2002

                  Statement of changes in partners' capital for the period from February 27, 2002 (date of inception) through December 31, 2002

                  Statement of cash flows for the period from February 27, 2002 (date of inception) through December 31, 2002

                  Notes to financial statements

     2.  Financial statement schedules
         None.
         All required information is in the financial statements or the notes thereto, or is not applicable or required.

     3. Exhibits The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       MEWBOURNE ENERGY PARTNERS 02-A, L.P.

                                       By:  Mewbourne Development Corporation
                                              Managing General Partner


                                       By:  /s/ Curtis W. Mewbourne
                                          --------------------------------------
                                             Curtis W. Mewbourne
                                             President and Director
                                             (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Curtis W. Mewbourne             President/Director        March 28, 2003
----------------------------
Curtis W. Mewbourne


/s/ J. Roe Buckley                  Vice President/Chief      March 28, 2003
----------------------------
J. Roe Buckley                      Financial Officer


/s/ Alan Clark                      Treasurer                 March 28, 2003
----------------------------
Alan Clark


/s/ Dorothy M. Cuenod               Director                  March 28, 2003
----------------------------
Dorothy M. Cuenod


/s/ Ruth M. Buckley                 Director                  March 28, 2003
----------------------------
Ruth M. Buckley


/s/ Julie M. Greene                 Director                  March 28, 2003
----------------------------
Julie M. Greene



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE N1OT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to the Registrant's security holders.

CERTIFICATIONS

         I, Curtis W. Mewbourne, Chief Executive Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 02-A, L.P. (the "Registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of Mewbourne Energy Partners, 02-A, L.P.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003.

                                              /s/ Curtis W. Mewbourne
                                              ---------------------------------
                                              Curtis W. Mewbourne
                                              Chief Executive Officer
                                              Mewbourne Development Corporation,
                                              Managing General Partner of the
                                               Registrant

CERTIFICATIONS

         I, J. Roe Buckley, Chief Financial Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 02-A, L.P. (the "Registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of Mewbourne Energy Partners, 02-A, L.P.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003.

                                              /s/ J. Roe Buckley
                                              ----------------------------------
                                              J. Roe Buckley
                                              Chief Financial Officer
                                              Mewbourne Development Corporation,
                                              Managing General Partner of the
                                               Registrant

                      MEWBOURNE ENERGY PARTNERS 02-A, L.P.

                              FINANCIAL STATEMENTS

                     WITH REPORT OF INDEPENDENT ACCOUNTANTS

                      FOR THE PERIOD FROM FEBRUARY 27, 2002

                               (DATE OF INCEPTION)

                            THROUGH DECEMBER 31, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Mewbourne Energy Partners 02-A, L.P.
and to the Board of Directors of
Mewbourne Development Corporation:

In our opinion, the accompanying balance sheet and the related statements of loss, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 02-A, L.P. at December 31, 2002, and the results of its operations and its cash flows for the period from February 27, 2002 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Dallas, Texas
March 28, 2003

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.


                                  BALANCE SHEET
                                December 31, 2002

                                                                    2002

ASSETS

Cash and cash equivalents                                        $ 4,052,370
Accounts receivable, affiliate                                       230,038
                                                                 -----------
         Total current assets                                      4,282,408
                                                                 -----------

Prepaid well cost                                                  5,860,680

Oil and gas properties at cost,
   full cost method                                                6,160,308
Less accumulated depreciation,
   depletion and amortization                                    (   349,432)
                                                                 -----------
                                                                   5,810,876
                                                                 -----------

         Total assets                                            $15,953,964
                                                                 ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                                      $    17,609
                                                                 -----------
Partners' capital
   General partners                                               14,518,424
   Limited partners                                                1,417,931
                                                                 -----------
      Total partners' capital                                     15,936,355
                                                                 -----------

Total liabilities and partners' capital                          $15,953,964
                                                                 ===========


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                                STATEMENT OF LOSS
            For the period from February 27, 2002 (date of inception)
                            through December 31, 2002

                                                                    2002

Revenues and other income:

Oil and gas sales                                                $   219,099
Interest income                                                       23,145
                                                                 -----------
                                                                     242,244
                                                                 -----------

Expenses:

Lease operating expense                                                6,018
Production taxes                                                      17,609
Administrative and general expense                                     4,830
Depreciation, depletion and amortization                             107,171
Cost ceiling write-down                                              242,261
                                                                 -----------
                                                                     377,889
                                                                 -----------

Net loss                                                         $(  135,645)
                                                                 ===========


Allocation of net loss:

General partners                                                 $(  123,576)
                                                                 ===========
Limited partners                                                 $(   12,069)
                                                                 ===========


Basic and diluted net loss per limited and
  general partner interest (16,072 outstanding)                  $(     8.44)
                                                                 ===========


                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                              For the period from
                      February 27, 2002 (date of inception)
                            through December 31, 2002




                                          General        Limited
                                          Partners       Partners        Total

Balance at February 27, 2002
   (date of inception)                   $         0    $        0    $         0
Contributions                             14,642,000     1,430,000     16,072,000
Net loss                                  (  123,576)    (  12,069)    (  135,645)
                                         -----------    ----------    -----------
Balance at December 31, 2002             $14,518,424    $1,417,931    $15,936,355
                                         ===========    ==========    ===========


                      The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.


                             STATEMENT OF CASH FLOWS
                      For the period from February 27, 2002
                               (date of inception)
                            through December 31, 2002


                                                                    2002

Cash flows from financing activities:
   Net loss                                                      $(   135,645)
   Adjustment to reconcile net loss to net cash
     provided by operating activities:
       Depreciation depletion and amortization                        107,171
       Cost ceiling write-down                                        242,261
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                             (230,038)
         Accounts payable, affiliate                                   17,609
                                                                 ------------
     Net cash provided by operating activities                          1,358
                                                                 ------------

Cash flows from investing activities:
   Purchase of oil and gas properties                             ( 6,160,308)
   Prepaid well cost                                              ( 5,860,680)
                                                                 ------------
     Net cash used in investing activities                        (12,020,988)
                                                                 ------------

Cash flows from financing activities:
   Capital contributions from partners                             16,072,000
                                                                 ------------
       Net cash provided by financing activities                   16,072,000
                                                                 ------------

Net increase in cash                                                4,052,370

Cash, beginning of period                                                   0
                                                                 ------------

Cash, end of period                                              $  4,052,370
                                                                 ============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1. Significant Accounting Policies:

   Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 02-A, L.P., (the "Partnership"), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 27, 2002. The offering of limited and general partnership interests began June 26, 2002 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs, (the "Program"), and concluded October 10, 2002, with total investor contributions of $16,072,000 being sold to 647 subscribers of which $14,642,000 were sold to 596 subscribers as general partner interests and $1,430,000 were sold to 51 subscribers as limited partner interests.

The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2002, approximately $1.3 million of capitalized costs were excluded from amortization. The excluded costs were development costs incurred in 2002 on wells in progress. These costs will be subject to amortization in 2003. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. A cost ceiling write-down of $242,261 was recorded for the year ended December 31, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and cash equivalents

The Partnership considers all highly liquid investments, those with original maturities of three months or less at the date of acquisition, to be cash equivalents.

The Partnership maintains all its cash in one financial institution.

   Oil and Gas Sales

The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2002, no material gas imbalances between the Partnership and other working interest owners existed.

   Income Taxes

The Partnership is treated as a partnership for income tax purposes, and as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

2. Organization and Related Party Transactions:

The Partnership was organized on February 27, 2002. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

Reimbursement to MOC for supervision and other operator charges totaled $222,098 for the period February 27, 2002 (date of inception) through December 31, 2002. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership's gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, there were no charges allocated to the Partnership during the period ended December 31, 2002.

The Partnership participates in oil and gas activities through an income tax partnership, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

                                                          Partnership       MD
                                                          -----------     ------
Revenues:
      Proceeds from disposition of depreciable and
        depletable properties                                  60%          40%
      All other revenues                                       60%          40%

Costs and expenses:
      Organization and offering costs (1)                       0%         100%
      Lease acquisition costs (1)                               0%         100%
      Tangible and intangible drilling costs (1)              100%           0%
      Operating costs, reporting and legal
        expenses, general and administrative
        expenses and all other costs                           60%          40%

(1) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less that 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program's total capital costs reaches approximately 30%.

The Partnership's financial statements reflect its respective proportionate interest in the Program.

3. Reconciliation of Net Loss Per Statement of Loss With Net Loss Per Federal Income Tax Return:

The following is a reconciliation of net loss per statement of loss with the net loss per federal income tax return for the period from February 27, 2002 (date of inception) through December 31, 2002:

        Net loss per statement of loss                              $(  135,645)

        Intangible development costs capitalized for
          financial reporting purposes and expensed
          for tax reporting purposes                                 (9,469,516)
        Dry hole costs capitalized for financial reporting
          purposes and expensed for tax reporting purposes           (  737,132)
        Cost ceiling write-down for financial reporting purposes        242,261
        Depreciation, depletion and amortization for tax
          reporting purposes over amounts for financial
          reporting purposes                                         (   81,080)
                                                                   ------------
        Net loss per federal income tax return before
          tentative tax depletion                                  $(10,181,112)
                                                                   ============

The Partnership's financial reporting bases of its net assets exceeded the tax bases of its net assets by $10,045,467 at December 31, 2002.

4. Recently Issued Accounting Standards:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations. This statement changes financial accounting and reporting for obligations associated with the retirement and disposal of long-lived assets and the associated asset retirement costs and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 143.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The adoption on FAS 146 is not expected to have a material impact on the Partnership's financial statements.

5. Supplemental Oil and Gas Information (Unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, "Disclosures about Oil an Gas Producing Activities".

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the period from February 27, 2002 (date of inception) through December 31, 2002 are as follows:

                                                                2002
Costs incurred for the year:
     Development                                            $ 6,160,308
                                                            ===========

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the period from February 27, 2002 (date of inception) through December 31, 2002 are as follows:

                                                                2002
Cost of oil and natural gas properties at year end:
     Producing assets-Proved properties                     $ 4,859,840
     Incomplete construction-Unproved properties              1,300,468
                                                            -----------
     Total capitalized cost                                   6,160,308
     Accumulated depletion                                   (  349,432)
                                                            -----------
      Net capitalized costs                                 $ 5,810,876
                                                            ===========

Depreciation, depletion, and amortization per one thousand cubic feet of gas equivalent was $1.86 for the period from February 27, 2002 (date of inception) through December 31, 2002.

Although certain wells had been drilled, completed and began producing in December, 2002, a majority of the wells drilled, or to be drilled, by the Partnership have been, or will be, completed subsequent to December 31, 2002. The following information relates to the wells drilled and completed by December 31, 2002.

      Estimated Net Quantities of Proved Oil and Gas Reserves

Proved reserve quantities were based on estimates prepared by MOC engineers in accordance with guidelines established by the Securities and Exchange Commission. The Partnership considers such estimates to be reasonable, however, due to inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2002. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

 Proved Reserves:
                                                              Crude Oil        Natural Gas
                                                           and Condensate      (Thousands
                                                            (bbls of Oil)     of Cubic Feet)
                                                           --------------     --------------
   Balance at February 27, 2002 (date of inception)                   0                   0
   Discoveries                                                    6,701           2,610,563
   Production                                                         0             (57,758)
                                                                  -----           ---------
   Balance at December 31, 2002 (1)                               6,701           2,552,805
                                                                  =====           =========

      (1) All of these reserves are categorized as proved developed as of December 31, 2002.

      Standardized Measure of Discounted Future Net Cash Flows:

The Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS No. 69). In computing this data, assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The Partnership cautions against viewing this information as a forecast of future economic conditions or revenues.

The standardized measure has been prepared assuming year-end selling prices, year end development and production cost and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies -- Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $27.86 per barrel of oil and $4.02 per MCF of gas for the period ended December 31, 2002.


                                                                     2002
                                                                     ----
         Future cash inflows                                     $10,319,417
         Future production cost                                   (2,963,776)
         Future development cost                                  (   56,236)
                                                                 -----------
         Future net cash flows                                     7,299,405
         Discount at 10 percent                                   (2,788,997)
                                                                 -----------
         Standardized measure                                    $ 4,510,408
                                                                 ===========

         Summary of Changes in the Standardized Measure

                                                                     2002
                                                                     ----
   Balance, beginning of year                                    $         0
   Increase (decrease) in discounted future net cash flows:
         Sale of oil and gas production, net of related costs     (  195,472)
         Discoveries less related costs                            4,705,880
                                                                 -----------
         Balance, end of year                                    $ 4,510,408
                                                                 ===========

                                    EXHIBIT A

                       MEWBOURNE ENERGY PARTNERS 02A, L.P.
                                GENERAL PARTNERS

NAME                                                  JOANNA A BASTIAN
----

ALVIN M ABE                                           WILLIAM H BAUCK REVOCABLE TRUST
                                                      WILLIAM H BAUCK TRUSTEE
KRISTI C ADAIR

JOSEPH D JR & RETA C ADAMS
                                                      NAME
WILLIAM R AHUNA TRUST                                 ----
WILLIAM R AHUNA, TRUSTEE
                                                      DONALD J & MARY K BEARY
EDWIN M ALBERT
                                                      JANET BEASLEY
JOHN W & DIANE M ALDEN
                                                      DOROTHY N BECKER TRUST
ROBERT E & NORMA D ALLEN                              DOROTHY N BECKER TRUSTEE

CHARLES & SHARON AMOS FAMILY TRUST                    WILLIAM E & DEBRA L BECKER
CHARLES & SHARON AMOS TRUSTEES
                                                      RONALD & JANICE BECKMANN
WANDA L ANDERECK REVOCABLE LIVING TRUST
WANDA L ANDERECK TRUSTEE                              VERNIE BEDARD

SHIRLEY A ANDERSON                                    BEECHFIELD LP
                                                      STUART A SUTLIFF GENERAL PARTNER
THOMAS H ANDERSON TRUST
THOMAS H ANDERSON TRUSTEE                             ANN MARIE BELL

WALTER & DOROTHEA ANDERSON                            CHARLES F & GLORIA BENZIE

RICHARD S & WANDA J ANTHONY                           STACEY BERLOW

JOANNE ARCHERD                                        BICKMAN REVOCABLE LIVING TRUST
                                                      LEONARD & CORINNE BICKMAN TRUSTEES
EILEEN F ARNOLD LIVING TRUST
EILEEN F ARNOLD TRUSTEE                               PAUL B BILLINGS

ROBERT V ARNOLD                                       SALVATORE J & WILMA J BIONDO

JOHN R ARRIETA                                        BLACKMAN FAMILY TRUST
                                                      JAMES & VIRGINIA BLACKMAN TRUSTEES
ELISABETH BACON
                                                      DAVID J BLANK
LLOYD W BAILEY MD
                                                      FREDERICK W BODE
BETTY W BAKER TRUST
BETTY W BAKER TRUSTEE                                 DENNIS V & NORMA JEAN BOECK

DELLAMAE BAKER TRUST                                  LARRY E BOGGS
DELLAMAE BAKER TRUSTEE
                                                      JEROME & SANDRA BONVIE
DONALD W BAKER
                                                      WALTER A BORK
FRANK R & KARIN E BAKER
                                                      CLAIRE E BORK
ALBERT D BALLANCE
                                                      LOWELL E & BETTY L BOSAW
EUGENE W BARNHART
                                                      ROBERT & PATTI BOSSI REVOCABLE TRUST
MARK BASS                                             ROBERT K & PATTI D BOSSI TRUSTEES

                                                      FRED H & KATHRYN E BOWEN

                                           GENNARO M CARRAZZONE
WILBERT BOWERS
                                           THOMAS & MARGIE CARTER
MARILYN BOWMAN
                                           CARL BRUCE CASCIERE
GERARD & GAIL BOYNTON
                                           JOHN P CAVANAUGH REV LIVING TRUST
PHILIP A & MARIS D BRADBURY                JOHN P CAVANAUGH TRUSTEE

S M & SHEILA BRAMANDE                      ELDORA L CHANG

BRAMMER FAMILY TRUST                       GIFFORD K F CHANG
CHARLES BRAMMER TRUSTEE
                                           MARK R & DAWN CHAUDOIN
SUE ANN BRANDL
                                           WESLEY JJ & FRANCES CHOY
JOAN BRANDON
                                           LORIN CHUN
BUFORD L BROCK TRUST
BUFORD L BROCK TRUSTEE                     BRUCE B & GABRIELE CLARK

ERIC B BROOKS TRUST                        DONALD & BARBARA CLARK
ERIC B BROOKS TRUSTEE
                                           EDWARD F CLARKE LIVING TRUST
JOSEPH A & PEGGY T BROUSSARD               EDWARD F CLARKE TRUSTEE

PAUL J & AMANDA M BROWN                    CLARKE LIVING TRUST
                                           PATRICK J & BRENDA CLARKE TRUSTEE
VAUGHN BROWN
                                           CLAUSEN REVOCABLE LIVING TRUST
BRYAN J BUCK                               DALE & JENNIE CLAUSEN TRUSTEES

VERONICA ORTIZ-BUCK                        MARCELLA H CLEARY REVOCABLE LIVING TRUST
                                           MARCELLA H CLEARY TRUSTEE
HAROLD L & LILA M BUMANN
                                           WILLIAM L & MARILYN J COBB
GEORGE B BUNCH
                                           ROBERT S COCHRAN
BUNTING FAMILY LIVING TRUST
ANNA ELIZABETH BUNTING TRUSTEE             DONALD W COHEN

LINDA R BURK TRUST                         NEIL A COHEN TRUST
LINDA R BURK TRUSTEE                       NEIL A COHEN TRUSTEE

CONSTANCE M BURKE                          STEPHEN W COLBY

JOE ED & NAN JO BURNAM                     MICHELE COLEMAN TRUST
                                           MICHELE COLEMAN TRUSTEE
CHARLES L CALCATERRA III
                                           RONALD T COLEMAN JR
CAMPBELL REVOCABLE LIVING TRUST
COY & BARBARA CAMPBELL TRUSTEES            BEVERLY K CONE

MARY L CAMPBELL                            THOMAS J CONNELLY REVOCABLE TRUST
                                           THOMAS J CONNELLY TRUSTEE
DORTHA LOU CAPPS
                                           CONRAD FAMILY TRUST
DONNA CARLTON                              WILLIAM D CONRAD TRUSTEE

RICHARD P CARNEY                           PATRICK J CONROY

NICOLAS CAROSI III                         WILLIAM M CONROY III

CARR REVOCABLE LIVING TRUST                STANLEY H JR & MADELINE D COOK
CHARLES WILLIAM & MARY DEAN CARR TRUSTEES

GEORGE III & MICHELLE COOKE                   DONALD J DORR

GAIL COORS                                    VICTORIA J DORR TRUST
                                              VICTORIA J DORR TRUSTEE
ROBERT & PATRICIA CORRY
                                              MARGARET M DOSSENBACH REVOCABLE TRUST
MICHAEL J COSTIGAN                            MARGARET M DOSSENBACH TRUSTEE

BASIL COUKIS                                  EDWARD C DOUGHERTY

A CLYDE & PHYLLIS CRIMMEL                     PATRICK DOUGHERTY

ROBERT N & MARSHA L CROWD                     JAMES C DOWNS

ROBERT R CULPEPPER                            SUE DOWNS

MARY ANNE CUMMINS                             FRED DUGGAN
                                              JACK & DENISE A DUGGAN
MARY A CURTIS
                                              JEAN H DURNAL REVOCABLE LIVING TRUST
JOHN W & DENISE L DAHLGREN                    JEAN H DURNAL TRUSTEE

JUDITH A DAIBER REVOCABLE TRUST               EVELYN V DVORAK
JUDITH A DAIBER TRUSTEE
                                              GORDON E & CHARLENE E DVORAK
WARREN K S DANG TRUST
WARREN KWAI SUM DANG TRUSTEE                  JEFFREY A EBERLEIN

R RUSSELL DARBY                               FLOYD H ECHERD

ROBERT L & JUDITH A DARLINGTON                ANN L EGAN

BYRON DAVIS                                   EJC PARTNERS LP

EVELYN DEARMAN                                MARK ELLINGSON

PHENIES & CLORITA DEBOARD                     JAMES W ELLIS

DECOSTERD LIVING TRUST                        CHARLES & HELENE EMERY
CHARLES E & ALICE K DECOSTERD TRUSTEES
                                              THE ENGLE TRUST
CHARLES J & ELEANOR M DELANCEY                CHARLES V & MARJORIE C ENGLE TRUSTEES

ESTELLENE DE JONG                             ENGLE ENTERPRISES INC
                                              FRED & GLENNA ENGLE
EDWIN E & BARBARA J DICKAU
                                              DONNA GAIL ENRICO
DAVID M & JANE DICKERSON
                                              WILLIAM L & PAMELA S ENSLIN
MICHAEL & KATHLEEN DIESMAN
                                              JOAN H ERICSON TRUST
DENNIS & TRACEY DILLON                        JOAN H ERICSON TRUSTEE

LESTER L DILLS REVOCABLE TRUST                DOUGLAS M ESKRIDGE
LESTER L DILLS TRUSTEE
                                              ROBERT G & MARILYN EVANS
WILLARD L & CLETA B DIX
                                              BRENT FAIRCHILD
FREDERICK EARL DIXON
                                              NANCY M FARMER TRUST
RON E DOGGETT                                 NANCY M FARMER TRUSTEE

JAMES W DONNELLY                              JOHN F & NANCY C FELKE

TIMOTHY & NANCY DORLAC

RAYMOND L FELTNER                              SHUCHITA GOEL

JAMES G FENNELL III                            DOROTHY I GOGGIO REVOCABLE LIVING TRUST
                                               DOROTHY I GOGGIO TRUSTEE
RICHARD & JUNE FERGUSON
                                               LAWRENCE S GOLDBERG
JAMES A FIELDS
                                               JAMES GOMEZ GRANTOR RETAINED ANNUITY TRUST
GLENNIS G & RHONNA M FIIHR                     JAMES GOMEZ TRUSTEE

RONALD FILANTE                                 LINDA GORDON

FILTER TECHNOLOGIES                            SUSAN H GORNSTEIN

EDWARD C & CHERYL L FINNEGAN                   WILLIAM & ANGELA GOULD

WILLIAM & LOIS FISCHER                         JOHN VITO GRANITO

J ANDREW FITZGERALD                            DAVID J W GRANT

RICHARD & HILDA FLANNERY                       JAMES G GRATTAN MD

SIDNEY FLEISCHER                               MICHAEL T GREEN

ALICE VIRGINIA D FLETCHER                      ROBERT C GREPLING

NANCY S FLETCHER                               PHILLIP GRILLO

R T FLINT                                      SHIRLEY O GRILLO REVOCABLE TRUST
                                               SHIRLEY O GRILLO TRUSTEE
JAMES T FLOWERS
                                               JAY C GROCHMAL
FOGLE LIVING TRUST
STEPHEN & MARJORIE FOGLE TRUSTEES              MARILYN A GALATI-GROTE TRUST
                                               MARILYN A GALATI-GROTE TRUSTEE
MICHAEL J FORKINS
                                               DAVID L & DIANE M GRUBBS
GARRETT M FRANZONI MD
                                               PAULA M GULLEY
LARRY & JACQUELYN FREDETT
                                               SUMIKO GUMMERT TRUST
FREIERT REVOCABLE LIVING TRUST                 SUMIKO GUMMERT TRUSTEE
MILTON H & ELEANOR J FREIERT TRUSTEES
                                               THE GUNTHER 93 FAMILY TRUST
DONALD E JR & ROBIN R FRENCH                   DON J & ROSEMARY T GUNTHER TRUSTEES

JERRY & LINDA FRERKER                          ROBERT W GURNEY MD

ROGER & PAMELA J FRICKEL                       JUDY GUTTSCHALK DECLARATION OF TRUST
                                               JUDY & GEORGE GUTTSCHALK TRUSTEES
GERARD & SHERRILL FROESEL
                                               HALLMARK-SOUTHWEST CORP
JOANN FRY
                                               PETER B HALMOS
ROBERT E & BETTY A FULLER
                                               JOHN L HAMPTON
DONALD & SANDRA FURUYA
                                               HOLLY HANING
EUGENE & MARY JO GAROFALO
                                               JANET HARRIS
JENNIFER B GAUTREAU
                                               MARY ANN E HARRISON REVOCABLE TRUST
MARILYN A GIBSON                               MARY ANN HARRISON TRUSTEE

DAVID STEVEN GLADE                             DAVID N HARRISON

STEVEN KAI HARRISON                               STEPHEN HYMER

SCOTT HARRIS                                      LILY Y IMAMOTO REVOCABLE TRUST
                                                  LILY Y IMAMOTO TRUSTEE
BRIAN T HART
                                                  TADASHI INAGAMI
JANIS A HART REVOCABLE LIVING TRUST
JANIS A HART TRUSTEE                              MICHAEL & WENDY IRWIN

KEITH P HART                                      JOANNE S IVERSON LIVING TRUST
                                                  JOANNE S IVERSON TRUSTEE
JOHN HARTLEY
                                                  KEVIN F JAMES
GARY & JANE HARTLING
                                                  JD EQUITY LP
DOUGLAS E & BEVERLY K HARTMAN
                                                  ROBERT W & CAROL J JENSEN
GEORGE R HARTNETT
                                                  JEWAN & DAWN JERNAILL
TED HASSELBRING
                                                  C RUSSELL & ANITA D JOHNSON
HAYAKAWA FAMILY TRUST
GEORGE & BETTY HAYAKAWA TRUSTEES                  EVAH B JOHNSON REVOCABLE LIVING TRUST
                                                  EVAH B JOHNSON TRUSTEE
GEORGE S & KATHLEEN M HAYNE
                                                  HAL H JOHNSON
ARNOLD D & EDITH G HELD
                                                  JOHN G JOHNSON JR
DONALD G HETH REVOCABLE TRUST
DONALD G HETH TRUSTEE                             MILDRED M JOHNSON REVOCABLE LIVING TRUST
                                                  MILDRED M JOHNSON TRUSTEE
GARY & GAIL HILL
                                                  PATSY C JOHNSON
JAN T HIRANAKA
                                                  RONALD R JOHNSON
HIRBE REVOCABLE LIVING TRUST
FRANK J & ROSEMARY HIRBE TRUSTEES                 WADIE & SHERRILL JOHNSON

SANDRA J HOBBS                                    ADAM D JOHNSTON III

KATHLEEN A HOERTER TRUST                          MAUREEN JONES REVOCABLE LIVING TRUST
KATHLEEN A HOERTER TRUSTEE                        MAUREEN JONES TRUSTEE

HOLBROOK FAMILY TRUST                             KENNETH L JORDAN JR TRUST
JOSEPH C & MARTHA S HOLBROOK TRUSTEES             KENNETH L JORDAN JR TRUSTEE

DEAN A HOLLAND                                    KAWASHIMA LIVING TRUST
                                                  NORMAN T & LETTE R KAWASHIMA TRUSTEES
EUGENE F HOLLAND JR
                                                  TRUDY E KEANE REVOCABLE TRUST
EUGENE F HOLLAND SR                               TRUDY E KEANE TRUSTEE

JAY S HOLSTINE LIVING TRUST                       JOAN E KEITH
JAY S HOLSTINE TRUSTEE
                                                  PAUL R & PATRICIA M KELLEY
WALTER K HORIKOSHI
                                                  THOMAS S KENAN III
THOMAS F & MARJORIE S HOWELL
                                                  JIM KENNEDY
DONALD M HUFFMAN REVOCABLE TRUST
DONALD M HUFFMAN TRUSTEE                          ALAN R & LINDA A KERTZ

LARRY S & BEVERLY HUMPHRIES                       KEVIN P KERTZ

CHARLES & PATSY HUTTON                            LORRAINE KESLING REVOCABLE LIVING TRUST

LORRAINE KESLING TRUSTEE
                                                    WILLIAM R LEDBETTER
TOM D KILGORE
                                                    BOBBY T LEE
ROSEMARY KINDER REVOCABLE LIVING TRUST
ROSEMARY KINDER TRUSTEE                             ARCHIE & DONNA LEES

E DAVID & BARBARA E KING                            DEBORAH ANN LEREW

MARK & FLORENCE KISTNER                             GEORGE H & JERI A LEVESQUE

J PAUL KITCHENS                                     LAVERNE A & R M LEVY

KLEFFNER REVOCABLE LIVING TRUST                     KEVIN & JULIE LEWIS
JEROME & DONNA KLEFFNER TRUSTEES
                                                    RICHARD E & SANDY L LEWIS
MAGGIE KLEIN
                                                    ARTHUR CYRIL LIEBLER
KNESS TRUST AGREEMENT
WILLIAM A & PATRICIA A KNESS TRUSTEES               RICHARD D LIND REVOCABLE LIVING TRUST
                                                    RICHARD D LIND TRUSTEE
LORI KODAMA TRUST
LORI ANN H KODAMA TRUSTEE                           MARY M LINDEN REVOCABLE TRUST
                                                    MARY M LINDEN TRUSTEE
JOHN W KOFEL
                                                    JOHN R LINDERMAN JR
EDWARD & JUDITH KOHLBERG
                                                    MAURICE R LINNENS
JAMES C KRAMER
                                                    CRAIG LITTLEFIELD
FLORENCE A KREIN REVOCABLE LIVING TRUST
FLORENCE A KREIN TRUSTEE                            ANNA LOCHIRCO

CHARLES & GAIL KREITNER                             ALBERT L LOCK JR TRUST
                                                    ALBERT L LOCK JR TRUSTEE
KRISTEN MAX VENTURES
                                                    MARCIA J LOESING REVOCABLE LIVING TRUST
JONATHAN S KROHN MD                                 MARCIA J LOESING TRUSTEE

LINDA M KRUENEGEL REVOCABLE LIVING TRUST            VERA LOPEZ REVOCABLEOCABLE TRUST
LINDA M KRUENEGEL TRUSTEE                           VERA LOPEZ TRUSTEE

DALE K & KAREN KRUSE                                MARY E SUDBROCK LUCIDO TRUST
                                                    MARY E SUDBROCK LUCIDO & DAVID J. LUCIDO TRUSTEES
WAYNE & BETTY KUBICEK
                                                    JOAN P LYNCH
ANITA L HELFERS KUSS
                                                    DAVID MACKEY
TIMOTHY R LA BEAU
                                                    KATHERINE J MAHER FAMILY TRUST
TERRELL C LADY TRUST                                KATHERINE J MAHER TRUSTEE
TERRELL C LADY TRUSTEE
                                                    JENNIFER K MAII
CHARLES LALIN
                                                    MARK A MAKSIMIK
BOB & TINA LAMB
                                                    MANNING LIVING TRUST
JAMES A LAMSON                                      JOHN F & QUY T MANNING TRUSTEES

HARRY C LATHAM                                      JAMES C MAPLES REVOCABLEOCABLE TRUST
                                                    JAMES C MAPLES TRUSTEE
QUESTOR U S LAU
                                                    WILLIAM W MARK JR
WING YAN & JUDY LAU
                                                    MARGERY M MARSHALL TRUST
STEPHEN LEANHEART                                   MARGERY M MARSHALL TRUSTEE

KATHLEEN LAURIN MARTIN                            VIRGIL ROBERT MORROW

WILLIAM F & VIRGINIA A MARTIN                     RONALD SR & NATALIE MOSSMAN

CRAIG A MASON                                     MARLENE R MOSTER MD

ALAN Y MATSUSHIMA                                 MOTHERSHEAD FAMILY TRUST
                                                  THEODORE & BEATY MOTHERSHEAD TRUSTEES
ROBERT L & THERESA MATUS
                                                  MOWRY FAMILY TRUST
MAU LIVING TRUST                                  EARL C & SUE D MOWRY TRUSTEES
PATRICK K S & ESTELLA L L MAU TRUSTEES
                                                  RICHARD & JANE D MULBERRY
M CLIFTON MAXWELL
                                                  LINDA MURPHY REVOCABLE LIVING TRUST
WILLIAM L MCARDLE                                 LINDA MURPHY TRUSTEE

MCCLUNG TRUST AGREEMENT                           PATRICIA A MURPHY
JAMES E & SHIRLEY MCCLUNG TRUSTEES
                                                  EDWARD P MURRAY
CHARLES D MCDONELL
                                                  MARTHA J MURRAY
MCGLAUGHLIN REVOCABLE LIVING TRUST
ROBERT & MARY MCGLAUGHLIN TRUSTEES                WILLIAM C MUSSON

MCKELLIPS FAMILY TRUST                            MWHB TRUST
ALLEN L MCKELLIPS TRUSTEE                         WILLIAM H BAUCK OR KRISTIN A ALTIMARI TRUSTEE

A LEONARD MEHLICH                                 NAES LIVING TRUST
                                                  RICHARD L & MILDRED E NAES TRUSTEES
JOHN G MERGNER SR
                                                  LYNN D NELSON
EDWIN W JR & GERALDINE R MEYER
                                                  MURRAY DEAN NELSON
LORENA A MEYERS REVOCABLE LIVING TRUST
LORENA A MEYERS TRUSTEE                           JOHN J NESWADI JR

BETSY L MIARECKI                                  A ROBERT NEURATH

LEE ROY MICHAEL DECLARATION OF TRUST              ROB & LISA NEVILLE
LEE ROY MICHAEL TRUSTEE
                                                  JAYSON M & JOLEEN D NEWMAN
GUY P & JOYCE J MICHELSON
                                                  THOMAS E NICCUM
LLOYD K MIGITA
                                                  JAMES A & BARBARA J NISSEN
CLIFFORD H MILLER
                                                  JEANETTE NORDEN
LESLIE W MILLS
                                                  KI NORMAN
RALPH W MINARD LIVING TRUST
RALPH W MINARD TRUSTEE                            ROBERT J & DONNA L NUSSER

RICHARD C MINTO REVOCABLE LIVING TRUST            BART O'CONNOR
RICHARD C MINTO TRUSTEE
                                                  H L & SANDRA K O'NEAL
CARL J & JUDITH A MODZINSKI
                                                  ROBERT J OLDENDORF
THEODORE ALLEN MOELLER
                                                  JOHN & LYNDA ORTWIG
CLIFFORD H MOERSCHELL
                                                  WILLIAM M OSWALT
ROBERT & JUANITA MONNIG
                                                  JOHN & VALERIE PACI
TOD A & BRENDA K MORGAN

AARON PARADISE                                     CHRISTOPHER J RANCK TRUST
                                                   CHRISTOPHER J RANCK TRUSTEE
MARY PARADOWSKI REVOCABLE LIVING TRUST
MARY PARADOWSKI TRUSTEE                            KATHERINE RATHJEN DECLARATION OF TRUST
                                                   KATHERINE RATHJEN TRUSTEE
THE PARMER FAMILY LIVING TRUST
WILL F PARMER TRUSTEE                              CHI-HARANJAN & SASMITA RAY

SARA A PARSONS                                     RALPH E REARDON

SADASHIV D PARWATIKAR                              MICHAEL & KATHY RECKERT

PATTERSON FARM PARTNERSHIP                         MELVIN J JR & SUSAN RECTOR
DAVID D SEIF PARTNER
                                                   REDDY FAMILY TRUST
RICHARD W PATTON                                   NAIDU J REDDY TRUSTEE

DELBERT L PEAIRSON REVOCABLE TRUST                 ROBERT T REED JR TRUST
DELBERT L PEAIRSON TRUSTEE                         ROBERT T REED JR TRUSTEE

MICHAEL & JOAN H PEHOSH                            H SCOTT REEVES

M ANNETTE PENNY REVOCABLE LIVING TRUST             THOMAS & NORMA REILLY
M ANNETTE PENNY TRUSTEE
                                                   JAMES E REITTINGER
FRANCIS L & CLAUDEEN M PENRY
                                                   THOMAS M & LISA M H RHODES
PATRICIA P PETER REVOCABLE LIVING TRUST
PATRICIA P PETER TRUSTEE                           RICHARDS FAMILY TRUST
                                                   JEANETTE A RICHARDS TRUSTEE
STEPHEN E PETRUZZO REVOCABLE TRUST
STEPHEN E PETRUZZO TRUSTEE                         WILLIAM R RIDGELY

L GORDON PFEFFERKORN JR. TRUST                     LEAH R RIEDEL
L GORDON PFEFFERKORN JR TRUSTEE
                                                   THOMAS K & ANNE S RIESENBERG
RICHARD G PFEFFERKORN
                                                   WILLIAM S & RHONDA R RILEY
SUSAN DIZE PFEFFERKORN
                                                   JAMES F RINARD
CAROL A PICK REVOCABLEOCABLE TRUST
CAROL A PICK TRUSTEE                               DAVID E & DONNA L RINEY

JAMES E JR & LINDA J PIKE                          PAUL & MYRTIS ROBINSON

FRED I PINKHAM                                     EDWARD ROCHMAN

MICHAEL PIPITONE                                   JERRY ROCHMAN

DANIAL L POEL                                      ROGER ROCHMAN

PAUL H & GYNELL F POESSNE                          RODELL REVOCABLE LIVING TRUST

MICHAEL R POMPONIO                                 TIMOTHY E RODELL & VICTORIA ELLISON RODELL TRUSTEES

ROBERT & LOIS E POPP                               ROBERT ROGGE

W BENJAMIN & JUDITH PRATT                          JOE A & ROLYNN M ROSE

ROBERT K PURFS TRUST                               DAVID S & SARAH W ROSENBLUM
ROBERT K PURFS TRUSTEE
                                                   GLORIA M ROSENKOETTER
DAN & PAMELA PURTLE
                                                   HENRY S ROSS REVOCABLE TRUST
HENRY F. & DOROTHY RADUAZO                         HENRY S ROSS TRUSTEE

                                                   MICHAEL ROSSIO

                                                RICHARD E & ELAINE S SLYE TRUSTEES

ROSS FAMILY TRUST                               RETNA SMITH
VIRGINIA E ROSS TRUSTEE
                                                JEROME E SMOLA
NOLA JANICE ROTHERMICH
                                                NORMAN S SOLBERG
ROLAND D & MARY H ROUSH
                                                JOYCE SONOMURA
LOUIS M RUGGIANO
                                                DOROTHY SORRELLS
DALE & RETA C RUNION
                                                RICHARD A & JUDITH B SOSI
ROBERT A & ELLA M RUSSELL
                                                GLEN W & KATHRYN L SPURLOCK
LOUIS E SANCLEMENTE
                                                JAMES M STANFIELD
RICHARD B SANFORD
                                                STANLEY & PATRICIA STAUDE
ANDREW SARGIS
                                                ALAN R STEARNS TRUST
EMILY SCHARDL                                   ALAN R STEARNS TRUSTEE

SCHARFF FAMILY LIVING TRUST                     NEAL & JOANNE STEARNS
HAROLD C & JOYCE A SCHARFF TRUSTEES
                                                STANLEY A & ANITA STEINER
CLAYTON M & SHANNON L SCHARFF
                                                CHARLES WARREN STEPHENSON
ROBERT L SCHIFF MD
                                                HAROLD R STEWART
WAYNE SCHILLY REVOCABLE LIVING TRUST
WAYNE SCHILLY TRUSTEE                           STANLEY P STEWART III

RON & CAROL SCHMIDT                             TERRENCE E & CHERYL B STIFTER

DAVID R SCHROEDER LIVING TRUST                  GEORGE DENTON STITT
DAVID R & JAN F SCHROEDER TRUSTEES
                                                STODDARD REVOCABLE LIVING TRUST
LARRY D & DIANE L SCHROEDER                     H GRANT STODDARD TRUSTEE

MICHAEL F SCHUERMANN TRUST                      DOLORES L STOLARSKI
MICHAEL F SCHUERMANN TRUSTEE
                                                DELORES A STOLTMAN
ROBERT W SEAMAN
                                                STROHL REVOCABLE LIVING TRUST
JAN L SEDLACEK TRUST                            RALPH R & ROBERTA A STROHL TRUSTEES
JAN L SEDLACEK TRUSTEE
                                                NORMAN F STRUBING
LORENE A SEDLACEK TRUST
LORENE A SEDLACEK TRUSTEE                       JOHN H SUCHAN REVOCABLE LIVING TRUST
                                                JOHN H SUCHAN TRUSTEE
DONALD & TINA SHACKLEFORD
                                                THOMAS & SAMANTHA J SUCHAN
ROBERT E SHERIDAN JR
                                                DAVID SCOTT SULLIVAN
KAY R SHIRLEY
                                                CLEON SUNDBY
CATHERINE B SIMCOE TRUST
CATHERINE B SIMCOE TRUSTEE                      TERESA A SUTTON

JOHN N SINGLETON                                DENNIS SWANSON

KAUSHAL K SINHA                                 SWINDLE REVOCABLE LIVING TRUST
                                                GARY & MARGARET A SWINDLE TRUSTEES
JUDITH A SKINKER
                                                JESSE L & CHARLENE SZWARGULSKI
RICHARD E SLYE TRUST

                                                ROBERTO & BASILISA VAZQUEZ
HALE I TAKAZAWA
                                                DAVID E VOGELPOHL
TATE REVOCABLE LIVING TRUST
EARL R & KEITHA G TATE TRUSTEES                 EDWARD JR & ANN H VOLIVA

DUANE A & VERONICA J TAYLOR                     JOHN E VOLIVA

FERNANDO & MARTA TEIXEIRA                       RONALD A VOSS

RICHARD T & DIANA TERPSTRA                      ROBERT J WAFER

MARY E THOMANN REVOCABLE TRUST                  ELIZABETH WAHL
MARY E THOMANN TRUSTEE
                                                FRANCES R WAINWRIGHT
DAVID A THOMAS
                                                ADRIAN E WALLING
LARRY D THOMPSON FAMILY TRUST
LARRY D & CAROL R THOMPSON TRUSTEES             ABE WALSTON II

ELMER THORNTON                                  WAMHOFF REVOCABLE TRUST
                                                ROBERT & DIANE WAMHOFF TRUSTEES
ROBERT W TOBEY
                                                WATSON REVOCABLE LIVING TRUST
CARY M TOKUNAGA                                 STEWART B IV & ALVERNEYS S WATSON TRUSTEES

LESTER E & MARILYN J TOMPKINS                   DAVID R WEBB

MICHAEL H TOROSIAN MD                           MELBA JEAN WEHMEIER

JOHN C TORRENCE                                 ARTHUR & LINDA WEHMEYER TRUST
                                                ARTHUR & LINDA WEHMEYER TRUSTEES
ANTHONY & SUE TOSTO
                                                FRED L WEISSENBORN
KAREN TRAMMELL
                                                JOAN M WEISSENBORN
TRIPLE MEADOWS -1 FLP
CHARLES MEADOWS GENERAL PARTNER                 GEORGE & LOYD MARILYN WELCH

DAVID G TROKA                                   MARY WENDT REVOCABLE LIVING TRUST
                                                MARY WENDT TRUSTEE
ROBERT C TRUAX REVOCABLE LIVING TRUST
ROBERT C TRUAX SR TRUSTEE                       THE WEST TRUST
                                                THOMAS E & DEBRA W WEST TRUSTEES
BERNICE K TRULOVE REVOCABLE TRUST
BERNICE K TRULOVE TRUSTEE                       CHARLES E WHETSELL III

GEORGE TURNER                                   VERNON B WHITE JR

FRED A TWEED                                    JACK A WILCOX TRUST
                                                JACK A WILCOX TRUSTEE
NANCY N TWEED
                                                DON F WILKINSON
GEORGE F & SANDRA J TWOHIE
                                                MARK A & PATRICIA K WILLIAMSON
NANCY A & JAN A UMBAUGH
                                                DORIS I WILLS
JOSEPHINE VAGO
                                                DAVID G WILSON TRUSTDAVID G WILSON TRUSTEE
VAN PATTER FAMILY TRUST
DENNIS P & CONNIE E VAN PATTER TRUSTEES         GARY S & PATRICIA J WILSON

DEAN A & JANICE S VAN RYSWYK                    LARRY T WILSON

RANDALL E & JOAN VARILEK                        VICKIE C WILSON


DEBRA E WINDHAM

KATHLEEN L WINER TRUST
KATHLEEN L & PETER D WINER TRUSTEES

DONNIE R & ADLEE A WITTHAUS

GILBERT & ANNETTE WITTHAUS

FRANK M WOOD JR

JOHN B WOOD TRUST
JOHN B WOOD TRUSTEE

JUDITH ANN WOOD REVOCABLE LIVING TRUST
JUDITH ANN WOOD TRUSTEE

DONALD A & DEBORAH S WOODWARD

WILLIAM O WRIGHT

GARY T WROBLEWSKI

ROBERT & LING FU WYLIE

DAVID E YOUNG

L FRED & SARAH V ZABEL

DARRYL H ZICK

                      MEWBOURNE ENERGY PARTNERS 02-A, L.P.

                                INDEX TO EXHIBITS



Exhibit No.                       Description

   3.1            Form of Certificate of Limited Partnership
                  (filed as Exhibit 3.1 to Registration
                  Statement on Form S-1, File No. 333-85994 and incorporate herein by reference)

   3.2            Form of Certificate of Amendment of the
                  Certificate of Limited Partnership
                  (filed as Exhibit 3.2 to Registration
                  Statement on Form S-1, File No. 333-85994 and incorporated herein by reference)

   4.1            Form of Agreement of Partnership
                  (filed as Exhibit 4.1 to Registration
                  Statement on Form S-1, File No. 333-85994 and incorporated herein by reference)

  10.1            Form of Drilling Program Agreement
                  (filed as Exhibit 10.1 to Registration
                  Statement on Form S-1, File No. 333-85994 and incorporated herein by reference)

  10.4            Form of Operating Agreement
                  (filed as Exhibit 10.4 to Registration
                  Statement on Form S-1, File No. 333-85994 and incorporated herein by reference)

  99.1* Certifications of Chief Executive Officer and Chief Financial Officer

   *Filed herewith