Form 10-Q
period 2003-03-31
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2003-05-14
CIK 1136933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

                                       or

[ ]  TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to

                          Commission File No. 333-85994

                      MEWBOURNE ENERGY PARTNERS 02-A, L.P.


         Delaware                                71-0871949
-----------------------------               ----------------------
(State or jurisdiction of                     (I.R.S. Employer
incorporation or organization)              Identification Number)

3901 South Broadway, Tyler, Texas                   75701
------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

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

                     MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                                     INDEX

Part I - Financial Information                                                   Page No.
                                                                                 --------

  Item 1.   Financial Statements

            Balance Sheets -                                                        3
                    March 31, 2003 (Unaudited) and December 31, 2002

            Statements of Income (Unaudited) -                                      4
              For the three months ended March 31, 2003 and
              the period from February 27, 2002 (date of inception)
              through March 31, 2002

            Statements of Cash Flows (Unaudited) -                                  5
              For the three months ended March 31, 2003 and
              the period from February 27, 2002 (date of inception)
              through March 31, 2002

            Statement of Changes In Partners' Capital (Unaudited) -                 6

              For the three months ended March 31, 2003

            Notes to Financial Statements                                           7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                     9

  Item 4. Disclosure Controls and Procedures                                       11


Part II-Other Information

  Item 1.  Legal Proceedings                                                       11

  Item 6.  Exhibits and Reports on Form 8-K                                        11

                     MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements

                                 BALANCE SHEETS
                      March 31, 2003 and December 31, 2002

                                                     March 31,       December 31,
                                                       2003              2002
                                                   ------------      ------------
                                                    (Unaudited)
ASSETS
Cash and cash equivalents                          $  2,146,906      $  4,052,370
Accounts receivable, affiliate                        1,194,182           230,038
                                                   ------------      ------------
Total current assets                                  3,341,088         4,282,408
                                                   ------------      ------------
Prepaid well cost                                     2,652,510         5,860,680
Oil and gas properties at cost,
   full cost method                                  11,584,437         6,160,308
Less accumulated depreciation,
   depletion and amortization                          (776,100)         (349,432)
                                                   ------------      ------------
                                                     10,808,337         5,810,876
                                                   ------------      ------------
    Total assets                                   $ 16,801,935      $ 15,953,964
                                                   ============      ============


LIABILITIES AND PARTNERS' CAPITAL
Accounts payable, affiliate                        $     96,143      $     17,609
                                                   ------------      ------------
Asset retirement obligation plugging liability          279,753                 0
                                                   ------------      ------------
Partners' capital
   General partners                                  14,964,539        14,518,424
   Limited partners                                   1,461,500         1,417,931
                                                   ------------      ------------
    Total partners' capital                          16,426,039        15,936,355
                                                   ------------      ------------
Total liabilities and partners' capital            $ 16,801,935      $ 15,953,964
                                                   ============      ============



                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                              STATEMENTS OF INCOME
                  For the three months ended March 31, 2003 and
              the period from February 27, 2002 (date of inception)
                             through March 31, 2002
                                   (Unaudited)

                                                        2003            2002
                                                     ----------     ----------
Revenues and other income:
Oil and gas sales                                    $1,484,656     $        0
Interest income                                           6,392              0
                                                     ----------     ----------
Total revenues and other income                       1,491,048              0
                                                     ----------     ----------
Expenses:
Lease operating expense                                  39,255              0
Production taxes                                        119,683              0
Administrative and general expense                       12,340              0
Depreciation, depletion and amortization                429,912              0
Asset retirement obligation accretion                     2,941              0
                                                     ----------     ----------
Net income before cumulative effect of
         accounting change                              886,917              0
                                                     ----------     ----------
Cumulative effect of accounting change                    2,767              0
                                                     ----------     ----------
Net income                                           $  889,684     $        0
                                                     ==========     ==========
Allocation of net income:
General partners                                     $  810,525     $        0
                                                     ----------     ----------
Limited partners                                     $   79,159     $        0
                                                     ----------     ----------
Basic and diluted net income per general
 partner interest (14,642 interests outstanding)     $    50.43     $        0
                                                     ----------     ----------
Basic and diluted net income per limited
 partner interest (1,430 interests outstanding)      $     4.93     $        0
                                                     ----------     ----------





                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.


                            STATEMENTS OF CASH FLOWS
                  For the three months ended March 31, 2003 and
              the period from February 27, 2002 (date of inception)
                             through March 31, 2002
                                   (Unaudited)


                                                                 2003             2002
                                                             -----------      -----------
Cash flows from operating activities:
   Net income                                                $   889,684      $         0
   Adjustment to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of accounting change                     (2,767)               0
       Depreciation, depletion and amortization                  429,912                0
       Asset retirement obligation accretion                       2,941                0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                        (964,144)               0
         Accounts payable, affiliate                              78,534                0
                                                             -----------      -----------
     Net cash provided by operating activities                   434,160                0
                                                             -----------      -----------
Cash flows from investing activities:
   Purchase of oil and gas properties                         (5,147,794)               0
   Prepaid well costs                                          3,208,170                0
                                                             -----------      -----------
     Net cash used in investing activities                    (1,939,624)               0
                                                             -----------      -----------
Cash flows from financing activities:
   Capital contributions from partners                                 0              100
   Cash distributions to partners                               (400,000)               0
                                                             -----------      -----------
     Net cash provided by (used in) financing activities        (400,000)             100
                                                             -----------      -----------
Net increase (decrease) in cash and cash equivalents          (1,905,464)             100
Cash and cash equivalents, beginning of period                 4,052,370                0
                                                             -----------      -----------
Cash and cash equivalents, end of period                     $ 2,146,906      $       100
                                                             ===========      ===========



                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                        STATEMENT OF CHANGES IN PARTNERS'
                       CAPITAL For the three months ended
                                 March 31, 2003
                                   (Unaudited)



                                   General           Limited
                                   Partners          Partners            Total
                                 ------------      ------------      ------------
Balance at December 31, 2002     $ 14,518,424      $  1,417,931      $ 15,936,355
Cash distributions                   (364,410)          (35,590)         (400,000)
Net income                            810,525            79,159           889,684
                                 ------------      ------------      ------------
Balance at March 31, 2003        $ 14,964,539      $  1,461,500      $ 16,426,039
                                 ============      ============      ============



                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Accounting Policies

Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2002, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners' capital for the three months ended March 31, 2003. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the final results expected for the full year.

2.    Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 02-A, L.P., (the "Partnership"), a Delaware limited partnership formed on February 27, 2002, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. The offering of limited and general partnership interests began June 26, 2002 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs and concluded October 10, 2002, with total investor contributions of $16,072,000. Since the partnership was not funded until October 10, 2002, no business was conducted by the Partnership during the period February 27, 2002 (date of inception) to March 31, 2002, therefore, there are no items of income or expense for that reporting period.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2003, approximately $0.3 million of capitalized costs were excluded from amortization, while at December 31, 2002, approximately $1.3 million of capitalized costs were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3.    Comprehensive Income

Total comprehensive income (loss) equals net income (loss) during each of the periods presented herein.

4.    Asset Retirement Obligations

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standard No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations." This statement changes financial accounting and reporting obligations associated with the retirement and disposal of long-lived assets, including the Partnership's oil and gas properties, and the associated asset retirement costs.

A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate of 4.25%. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $93,304, increased the net full cost pool by $96,071 and recognized a one-time cumulative effect adjustment of $(2,767). The increase in the net full cost pool included $9,918 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership's oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the three months ended March 31, 2003, is as follows:

Balance upon adoption at January 1, 2003               $ 93,304
Liabilities incurred                                    183,508
Accretion expense                                         2,941
                                                       --------
Balance at March 31, 2003                              $279,753
                                                       ========

5.    Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and was effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 did not have a material impact on the Partnership.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 02-A, L.P. (the "Partnership")was formed February 27, 2002. The offering of limited and general partnership interests began on June 26, 2002 and concluded on October 10, 2002, with investor partner contributions of $16,072,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At March 31, 2003, 29 wells had been drilled and were productive and 5 wells were drilled and abandoned.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $3,244,945 at March 31, 2003.

During the three months ended March 31, 2003, the Partnership made cash distributions to the investor partners in the amount of $400,000. The Partnership expects that cash distributions will continue during 2003 as additional oil and gas revenues are received.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors which are beyond the Partnership's control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Revenues and other income during the period from January 1, 2003 to March 31, 2003 totaled $1,491,048, and consisted of oil and gas sales of $1,484,656 and interest income of $6,392. Production volumes during the period ended March 31, 2003 were approximately 669 bbls of oil and 254,927 mcf of gas at corresponding average realized prices of $31.96 per bbl of oil and $5.95 per mcf of gas. Expenses totaling $604,131, consisting primarily of lease operating expenses in the amount of $39,255, production taxes in the amount of $119,683, and depreciation, depletion, and amortization in the amount of $429,912 resulted in net income for the period of $889,684 prior to the cumulative effect of accounting change. The Partnership's oil and gas production should increase during the remainder of 2003 as additional wells are completed and oil and gas production is sold. Ten additional wells are expected to be drilled by December 2003 which should complete the Partnership's drilling activities. Interest income should decrease in 2003 as the available cash is utilized for drilling and equipping of such wells. The Partnership expects that drilling and completion costs will decrease during 2003 and that production costs, operating expenses and depletion provisions will increase.

The Partnership's operations did not commence until the fourth quarter of 2002. No corresponding activities, therefore, occurred during the period from February 27, 2002 (date of inception) through March 31, 2002.

Asset Retirement Obligation

In accordance with FAS 143, the Partnership has recognized an estimated liability for future oil and gas well plugging and abandonment costs (see Note
4). The estimated liability is based on historical experience and estimated well lives. The liability is discounted using the credit-adjusted risk-free rate of 4.25%. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements.

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $93,304, increased the net full cost pool by $96,071 and recognized a one-time cumulative effect adjustment of $(2,767). The increase in the net full cost pool included $9,918 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership's oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the three months ended March 31, 2003, is as follows:

Balance upon adoption at January 1, 2003              $ 93,304
Liabilities incurred                                   183,508
Accretion expense                                        2,941
                                                      --------
Balance at March 31, 2003                             $279,753
                                                      ========

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and was effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 did not have a material impact on the Partnership.

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

                                MEWBOURNE ENERGY PARTNERS 02-A, L.P.

                                By: Mewbourne Development Corporation
                                    Managing General Partner



Date: May 13, 2003              By: /s/ Alan Clark
                                    ---------------------------------
                                    Alan Clark, Treasurer

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:   May 13, 2003.

                                           /s/   Curtis W. Mewbourne
                                   ------------------------------------------
                                   Curtis W. Mewbourne
                                   Chief Executive Officer
                                   Mewbourne Development Corporation,
                                   Managing General Partner of the Registrant

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:   May 13, 2003.

                                           /s/ J. Roe Buckley
                                   ------------------------------------------
                                   J. Roe Buckley
                                   Chief Financial Officer
                                   Mewbourne Development Corporation,
                                   Managing General Partner of the Registrant

                                CERTIFICATION OF
                   CURTIS W. MEWBOURNE/CHIEF EXECUTIVE OFFICER
                      OF MEWBOURNE DEVELOPMENT CORPORATION
                        PURSUANT TO 18 U.S.C.Section 1350


      I, Curtis W. Mewbourne, Chief Executive Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 02-A, L.P., (the "Registrant"), hereby certify that the accompanying report on Form 10-Q, for the quarterly period ended March 31, 2003 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Registrant fully complies with the requirements of that section.

      I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                             /s/ Curtis W. Mewbourne
                                        ----------------------------------------
                                        Name: Curtis W. Mewbourne
                                        Date: May 13, 2003

                                CERTIFICATION OF
                     J. ROE BUCKLEY/CHIEF FINANCIAL OFFICER
                      OF MEWBOURNE DEVELOPMENT CORPORATION
                        PURSUANT TO 18 U.S.C.Section 1350


         I, J. Roe Buckley, Chief Financial Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 02-A, L.P., (the "Registrant"), hereby certify that the accompanying report on Form 10-Q, for the quarterly period ended March 31, 2003 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Registrant fully complies with the requirements of that section.

         I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                               /s/ J. Roe Buckley
                                        ----------------------------------------
                                        Name: J. Roe Buckley
                                        Date: May 13, 2003