Form 10-Q
period 2003-06-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2003-08-14
CIK 1136933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                       --------  --------

                          Commission File No. 333-85994

                      MEWBOURNE ENERGY PARTNERS 02-A, L.P.


         Delaware                                71-0871949
-------------------------                   --------------------
(State or jurisdiction of                     (I.R.S. Employer
incorporation or organization)              Identification Number)

3901 South Broadway, Tyler, Texas           75701
---------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.



                                      INDEX


                                                                                           Page No.
Part I - Financial Information

  Item 1.    Financial Statements

             Balance Sheets -                                                                     3
               June 30, 2003 (Unaudited) and December 31, 2002

             Statements of Income (Unaudited) -                                                   4
               For the three months ended June 30, 2003 and 2002
                   and the six months ended June 30, 2003 and the
                   period from February 27, 2002 (date of inception)
                   through June 30, 2002

             Statements of Cash Flows (Unaudited) -                                               5
               For the six months ended June 30, 2003 and
               the period from February 27, 2002 (date of inception)
               through June 30, 2002

             Statement of Changes In Partners' Capital (Unaudited) -                              6
               For the six months ended June 30, 2003

             Notes to Financial Statements                                                        7

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                  9

  Item 4. Disclosure Controls and Procedures                                                     11


Part II - Other Information

  Item 1.  Legal Proceedings                                                                     11

  Item 6.  Exhibits and Reports on Form 8-K                                                      11

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements


                                 BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

                                                       June 30,          December 31,
                                                         2003                2002
                                                     ------------        ------------
                                                      (Unaudited)
ASSETS

Cash and cash equivalents                            $     72,038        $  4,052,370
Accounts receivable, affiliate                          1,242,127             230,038
                                                     ------------        ------------
Total current assets                                    1,314,165           4,282,408
                                                     ------------        ------------

Prepaid well cost                                               0           5,860,680

Oil and gas properties at cost,
   full cost method                                    16,856,132           6,160,308
Less accumulated depreciation,
   depletion and amortization                          (1,454,907)           (349,432)
                                                     ------------        ------------
                                                       15,401,225           5,810,876
                                                     ------------        ------------

    Total assets                                     $ 16,715,390        $ 15,953,964
                                                     ============        ============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                          $    403,136        $     17,609
                                                     ------------        ------------

Asset retirement obligation plugging liability            351,501                   0
                                                     ------------        ------------

Partners' capital
   General partners                                    14,565,478          14,543,213
   Limited partners                                     1,395,275           1,393,142
                                                     ------------        ------------
    Total partners' capital                            15,960,753          15,936,355
                                                     ------------        ------------

Total liabilities and partners' capital              $ 16,715,390        $ 15,953,964
                                                     ============        ============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                              STATEMENTS OF INCOME
             For the three months ended June 30, 2003 and 2002, and
             the six months ended June 30, 2003 and the period from
           February 27, 2002 (date of inception)through June 30, 2002
                                   (Unaudited)

                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                               ---------------------------       ---------------------------
                                                  2003             2002             2003             2002
                                               ----------       ----------       ----------       ----------
Revenues and other income:

Oil and gas sales                              $1,760,349       $        0       $3,245,005       $        0
Interest income                                     6,042                0           12,434                0
                                               ----------       ----------       ----------       ----------
Total revenues and other income                 1,766,391                0        3,257,439                0
                                               ----------       ----------       ----------       ----------

Expenses:

Lease operating expense                           112,920                0          152,175                0
Production taxes                                  141,891                0          261,574                0
Administrative and general expense                 54,157                0           66,497                0
Depreciation, depletion and amortization          678,807                0        1,108,719                0
Asset retirement obligation accretion               3,902                0            6,843                0
                                               ----------       ----------       ----------       ----------

Net income before cumulative effect of            774,714                0        1,661,631                0
                                               ----------       ----------       ----------       ----------
         accounting change

Cumulative effect of accounting change                  0                0            2,767                0
                                               ----------       ----------       ----------       ----------

Net income                                     $  774,714       $        0       $1,664,398       $        0
                                               ==========       ==========       ==========       ==========

Allocation of net income:

General partners                               $  706,989       $        0       $1,518,898       $        0
                                               ----------       ----------       ----------       ----------
Limited partners                               $   67,725       $        0       $  145,500       $        0
                                               ----------       ----------       ----------       ----------

Basic and diluted net income per
 limited and general partner interest
 (16,072 interests outstanding)                $    48.20       $     0.00       $   103.56       $     0.00
                                               ----------       ----------       ----------       ----------


                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.


                            STATEMENTS OF CASH FLOWS
                   For the six months ended June 30, 2003 and
              the period from February 27, 2002 (date of inception)
                              through June 30, 2002
                                   (Unaudited)


                                                                  2003               2002
                                                               -----------        -----------
Cash flows from operating activities:
   Net income                                                  $ 1,664,398        $         0
   Adjustment to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of accounting change                       (2,767)                 0
       Depreciation, depletion and amortization                  1,108,719                  0
       Asset retirement obligation accretion                         6,843                  0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                        (1,012,089)                 0
         Accounts payable, affiliate                               385,527                  0
                                                               -----------        -----------
     Net cash provided by operating activities                   2,150,631                  0
                                                               -----------        -----------

Cash flows from investing activities:
   Additions to oil and gas properties                          (4,490,963)                 0
                                                               -----------        -----------
     Net cash used in investing activities                      (4,490,963)                 0
                                                               -----------        -----------

Cash flows from financing activities:
   Capital contributions from partners                                   0                100
   Cash distributions to partners                               (1,640,000)                 0
                                                               -----------        -----------
     Net cash provided by (used in) financing activities        (1,640,000)               100
                                                               -----------        -----------

Net increase (decrease) in cash and cash equivalents            (3,980,332)               100

Cash and cash equivalents, beginning of period                   4,052,370                  0
                                                               -----------        -----------

Cash and cash equivalents, end of period                       $    72,038        $       100
                                                               ===========        ===========


                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     For the six months ended June 30, 2003
                                   (Unaudited)



                                     General             Limited
                                     Partners            Partners             Total
                                   ------------        ------------        ------------
Balance at December 31, 2002       $ 14,543,213        $  1,393,142        $ 15,936,355
Cash distributions                   (1,496,633)           (143,367)         (1,640,000)
Net income                            1,518,898             145,500           1,664,398
                                   ------------        ------------        ------------
Balance at June 30, 2003           $ 14,565,478        $  1,395,275        $ 15,960,753
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners' capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.


2.       Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 02-A, L.P., (the "Partnership"), a Delaware limited partnership formed on February 27, 2002, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. The offering of limited and general partnership interests began June 26, 2002 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs and concluded October 10, 2002, with total investor contributions of $16,072,000. Since the partnership was not funded until October 10, 2002, no business was conducted by the Partnership during the period February 27, 2002 (date of inception) to June 30, 2002, therefore, there are no items of income or expense for that reporting period.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2003, approximately $0.4 million of capitalized costs were excluded from amortization, while at December 31, 2002, approximately $1.3 million of capitalized costs were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.


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

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the six months ended June 30, 2003, is as follows:

        Balance upon adoption at January 1, 2003       $ 93,304
        Liabilities incurred                            251,354
        Accretion expense                                 6,843
                                                       --------

        Balance at June 30, 2003                       $351,501
                                                       --------


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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At June 30, 2003, 37 wells had been drilled and were productive and 5 wells were drilled and abandoned.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $911,029 at June 30, 2003.

During the six months ended June 30, 2003, the Partnership made cash distributions to the investor partners in the amount of $1,640,000. The Partnership expects that cash distributions will continue during 2003 as additional oil and gas revenues are received.

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


Results of Operations

Revenues and other income during the three months ended June 30, 2003 totaled $1,766,391, and consisted of oil and gas sales of $1,760,349 and interest income of $6,042. Production volumes during the three month period ended June 30, 2003 were approximately 1,687 bbls of oil and 354,123 mcf of gas at corresponding average realized prices of $27.59 per bbl of oil and $4.84 per mcf of gas. Expenses totaling $991,677, consisting primarily of lease operating expenses in the amount of $112,920, production taxes in the amount of $141,891, and depreciation, depletion, and amortization in the amount of $678,807 resulted in net income for the period of $774,714.

Revenues and other income during the six months ended June 30, 2003 totaled $3,257,439, and consisted of oil and gas sales of $3,245,005 and interest income of $12,434. Production volumes during the six month period ended June 30, 2003 were approximately 2,356 bbls of oil and 600,051 mcf of gas at corresponding average realized prices of $28.83 per bbl of oil and $5.29 per mcf of gas. Expenses totaling $1,595,808, consisting primarily of lease operating expenses in the amount of $152,175, production taxes in the amount of $261,574, and depreciation, depletion, and amortization in the amount of $1,108,719 resulted in net income for the period of $1,661,631 prior to the cumulative effect of accounting change. The Partnership's oil and gas production should increase during the remainder of 2003 as additional wells are completed and oil and gas production is sold. One additional well is expected to be drilled by December 2003 which should complete the Partnership's drilling activities. Interest income should decrease in 2003 as the available cash is utilized for drilling and equipping of such wells. The Partnership expects that drilling and completion costs will decrease during 2003 and that production costs, operating expenses and depletion provisions will increase.

The Partnership's operations did not commence until the fourth quarter of 2002. No corresponding activities, therefore, occurred during the period from February 27, 2002 (date of inception) through June 30, 2002.


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

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the six months ended June 30, 2003, is as follows:

        Balance upon adoption at January 1, 2003       $ 93,304
        Liabilities incurred                            251,354
        Accretion expense                                 6,843
                                                       --------

        Balance at June 30, 2003                       $351,501
                                                       --------


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





Part II - Other Information



Item 1.  Legal Proceedings
                  None.



Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits

           Exhibit
           Number     Description
           ------     -----------
            31.1      Certification of Principal Executive Officer Required by
                      Rule 13a-14(a) of the Securities Exchange Act of 1934, as
                      amended.
            31.2      Certification of Principal Financial Officer Required by
                      Rule 13a-14(a) of the Securities Exchange Act of 1934, as
                      amended.
            32.1      Certification of Principal Executive Officer Required by
                      Rule 13a-14(b) of the Securities Exchange Act of 1934, as
                      amended, and 18 U.S.C. Section 1350, as adopted pursuant
                      to Section 906 of the Sarbanes-Oxley Act of 2002.
            32.2      Certification of Principal Financial Officer Required by
                      Rule 13a-14(b) of the Securities Exchange Act of 1934, as
                      amended, and 18 U.S.C. Section 1350, as adopted pursuant
                      to Section 906 of the Sarbanes-Oxley Act of 2002.


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


                                          MEWBOURNE ENERGY PARTNERS 02-A, L.P.

                                          By: Mewbourne Development Corporation
                                              Managing General Partner




Date: August 13, 2003                     By: /s/ Alan Clark
                                              ---------------------------------
                                              Alan Clark, Treasurer