Form 10-Q
period 2003-09-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2003-11-13
CIK 1136933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                       --------  --------

                          Commission File No. 333-85994

                      MEWBOURNE ENERGY PARTNERS 02-A, L.P.


         Delaware                                         71-0871949
------------------------------                       ----------------------
(State or jurisdiction of                              (I.R.S. Employer
incorporation or organization)                       Identification Number)


3901 South Broadway, Tyler, Texas               75701
-------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

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

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.



                                      INDEX


                                                                                                 Page No.

Part I - Financial Information

  Item 1. Financial Statements

            Balance Sheets -                                                                         3
              September 30, 2003 (Unaudited) and December 31, 2002

            Statements of Income (Unaudited) -                                                       4
              For the three months ended September 30, 2003 and 2002
              and the nine months ended September 30, 2003 and the
              period from February 27, 2002 (date of inception)
              through September 30, 2003

            Statements of Cash Flows (Unaudited) -                                                   5
              For the nine months ended September 30, 2003 and
              the period from February 27, 2002 (date of inception)
              through September 30, 2003

            Statement of Changes In Partners' Capital (Unaudited) -                                  6
              For the nine months ended September 30, 2003

            Notes to Financial Statements                                                            7

  Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                    9

  Item 4. Disclosure Controls and Procedures                                                        11


Part II - Other Information

  Item 1. Legal Proceedings                                                                         11

  Item 6. Exhibits and Reports on Form 8-K                                                          11

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                         Part I - Financial Information

Item 1. Financial Statements


                                 BALANCE SHEETS
                    September 30, 2003 and December 31, 2002

                                                  September 30,       December 31,
                                                      2003                 2002
                                                 --------------      --------------
                                                  (Unaudited)
ASSETS

Cash and cash equivalents                        $      359,621      $    4,052,370
Accounts receivable, affiliate                        1,118,953             230,038
                                                 --------------      --------------
Total current assets                                  1,478,574           4,282,408
                                                 --------------      --------------

Prepaid well cost                                             0           5,860,680

Oil and gas properties at cost,
   full cost method                                  16,422,888           6,160,308
Less accumulated depreciation,
   depletion and amortization                        (2,064,357)           (349,432)
                                                 --------------      --------------
                                                     14,358,531           5,810,876
                                                 --------------      --------------

    Total assets                                 $   15,837,105      $   15,953,964
                                                 ==============      ==============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                      $       98,642      $       17,609
                                                 --------------      --------------

Asset retirement obligation                             364,742                   0
                                                 --------------      --------------

Partners' capital
   General partners                                  14,029,764          14,543,213
   Limited partners                                   1,343,957           1,393,142
                                                 --------------      --------------
    Total partners' capital                          15,373,721          15,936,355
                                                 --------------      --------------

Total liabilities and partners' capital          $   15,837,105      $   15,953,964
                                                 ==============      ==============



                      The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                              STATEMENTS OF INCOME
          For the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and the period from
        February 27, 2002 (date of inception) through September 30, 2002
                                  (Unaudited)


                                                 Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                             -----------------------------     -----------------------------
                                                 2003             2002             2003             2002
                                             ------------     ------------     ------------     ------------
Revenues and other income:

Oil and gas sales                            $  1,804,278     $          0     $  5,049,283     $          0
Interest income                                     1,398                0           13,832                0
                                             ------------     ------------     ------------     ------------
Total revenues and other income                 1,805,676                0        5,063,115                0
                                             ------------     ------------     ------------     ------------

Expenses:

Lease operating expense                           122,566                0          274,741                0
Production taxes                                  151,700                0          413,274                0
Administrative and general expense                 64,896                0          131,393                0
Depreciation, depletion and amortization          600,762                0        1,709,481                0
Cost ceiling write-down                             8,687                0            8,687                0
Asset retirement obligation accretion               4,097                0           10,940                0
                                             ------------     ------------     ------------     ------------

Net income before cumulative effect of
  accounting change                               852,968                0        2,514,599                0
                                             ------------     ------------     ------------     ------------

Cumulative effect of accounting change                  0                0            2,767                0
                                             ------------     ------------     ------------     ------------

Net income                                   $    852,968     $          0     $  2,517,366     $          0
                                             ============     ============     ============     ============

Allocation of net income:

General partners                             $    778,402     $          0     $  2,297,300     $          0
                                             ------------     ------------     ------------     ------------
Limited partners                             $     74,566     $          0     $    220,066     $          0
                                             ------------     ------------     ------------     ------------

Basic and diluted net income per
  limited and general partner interest
  (16,072 interests outstanding)             $      53.07     $       0.00     $     156.63     $       0.00
                                             ------------     ------------     ------------     ------------





                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.


                            STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 2003 and
              the period from February 27, 2002 (date of inception)
                           through September 30, 2002
                                   (Unaudited)


                                                                 2003              2002
                                                             ------------      ------------

Cash flows from operating activities:
   Net income                                                $  2,517,366      $          0
   Adjustment to reconcile net income to net cash
     provided by operating activities:
       Cumulative effect of accounting change                      (2,767)                0
       Depreciation, depletion and amortization                 1,709,481                 0
       Cost ceiling write-down                                      8,687
       Asset retirement obligation accretion                       10,940                 0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                         (888,915)                0
         Accounts payable, affiliate                               81,033                 0
                                                             ------------      ------------
     Net cash provided by operating activities                  3,435,825                 0
                                                             ------------      ------------

Cash flows from investing activities:
   Additions to oil and gas properties                         (4,048,574)                0
                                                             ------------      ------------
     Net cash used in investing activities                     (4,048,574)                0
                                                             ------------      ------------

Cash flows from financing activities:
   Capital contributions from partners                                  0               100
   Cash distributions to partners                              (3,080,000)                0
                                                             ------------      ------------
     Net cash provided by (used in) financing activities       (3,080,000)              100
                                                             ------------      ------------

Net increase (decrease) in cash and cash equivalents           (3,692,749)              100

Cash and cash equivalents, beginning of period                  4,052,370                 0
                                                             ------------      ------------

Cash and cash equivalents, end of period                     $    359,621      $        100
                                                             ============      ============



                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 02-A, L. P.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  For the nine months ended September 30, 2003
                                   (Unaudited)



                                     General          Limited
                                    Partners          Partners            Total
                                  ------------      ------------      ------------


Balance at December 31, 2002      $ 14,543,213      $  1,393,142      $ 15,936,355
Cash distributions                  (2,810,749)         (269,251)       (3,080,000)
Net income                           2,297,300           220,066         2,517,366
                                  ------------      ------------      ------------
Balance at September 30, 2003     $ 14,029,764      $  1,343,957      $ 15,373,721
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


2.       Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 02-A, L.P., (the "Partnership"), a Delaware limited partnership formed on February 27, 2002, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. The offering of limited and general partnership interests began June 26, 2002 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs and concluded October 10, 2002, with total investor contributions of $16,072,000. Since the partnership was not funded until October 10, 2002, no business was conducted by the Partnership during the period February 27, 2002 (date of inception) to September 30, 2002, therefore, there are no items of income or expense for that reporting period.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2003, substantially all capitalized costs were subject to amortization, while at December 31, 2002, approximately $1.3 million of capitalized costs were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $93,304, increased the net full cost pool by $96,071 and recognized a one- time cumulative effect adjustment of $(2,767). The increase in the net full cost pool included $9,918 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership's oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the nine months ended September 30, 2003, is as follows:

Balance upon adoption at January 1, 2003     $     93,304
Liabilities incurred                              260,498
Accretion expense                                  10,940
                                             ------------

Balance at September 30, 2003                $    364,742
                                             ------------

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 02-A, L.P. (the "Partnership") was formed February 27, 2002. The offering of limited and general partnership interests began on June 26, 2002 and concluded on October 10, 2002, with investor partner contributions of $16,072,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At September 30, 2003, 38 wells had been drilled and were productive and 5 wells were drilled and abandoned.

Additional drilling on the prospects and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,379,932 at September 30, 2003.

During the nine months ended September 30, 2003, the Partnership made cash distributions to the investor partners in the amount of $3,080,000. The Partnership expects that cash distributions will continue during the remainder of 2003 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Revenues and other income during the three months ended September 30, 2003 totaled $1,805,676, and consisted of oil and gas sales of $1,804,278 and interest income of $1,398. Production volumes during the three month period ended September 30, 2003 were approximately 3,479 bbls of oil and 380,622 mcf of gas at corresponding average realized prices of $28.92 per bbl of oil and $4.48 per mcf of gas. Expenses totaling $ 952,708, consisting primarily of lease operating expenses in the amount of $122,566, production taxes in the amount of $151,700, depreciation, depletion, and amortization in the amount of $600,762, and cost ceiling write-down in the amount of $8,687 resulted in net income for the period of $852,968.

Revenues and other income during the nine months ended September 30, 2003 totaled $5,063,115, and consisted of oil and gas sales of $5,049,283 and interest income of $13,832. Production volumes during the nine month period ended September 30, 2003 were approximately 5,836 bbls of oil and 980,673 mcf of gas at corresponding average realized prices of $28.89 per bbl of oil and $4.98 per mcf of gas. Expenses totaling $2,548,516, consisting primarily of lease operating expenses in the amount of $274,741, production taxes in the amount of $413,274, depreciation, depletion, and amortization in the amount of $1,709,481 and cost ceiling write-down in the amount of $ 8,687 resulted in net income for the period of $2,514,599 prior to the cumulative effect of accounting change. The Partnership's oil and gas production should increase during the remainder of 2003 as additional wells are completed and oil and gas production is sold. One additional well is expected to be drilled by December 2003 which should complete the Partnership's drilling activities. Interest income should decrease during the remainder of 2003 as the available cash is utilized for drilling and equipping of such wells. The Partnership expects that drilling and completion costs will decrease during the remainder of 2003 and that production costs, operating expenses and depletion provisions will increase.

The Partnership's operations did not commence until the fourth quarter of 2002. No corresponding activities, therefore, occurred during the period from February 27, 2002 (date of inception) through September 30, 2002.


Asset Retirement Obligation

In accordance with FAS 143, the Partnership has recognized an estimated liability for future oil and gas well plugging and abandonment costs (see Note
3). The estimated liability is based on historical experience and estimated well lives. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements.

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

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the nine months ended September 30, 2003, is as follows:

Balance upon adoption at January 1, 2003     $     93,304
Liabilities incurred                              260,498
Accretion expense                                  10,940
                                             ------------

Balance at September 30, 2003                $    364,742
                                             ------------

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





Part II - Other Information



Item 1.  Legal Proceedings

                  None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits filed herewith.

                  31.1 Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

                  31.2 Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

                  32.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                  32.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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


                                    MEWBOURNE ENERGY PARTNERS 02-A, L.P.

                                    By: Mewbourne Development Corporation
                                        Managing General Partner




Date: November 13, 2003             By: /s/ Alan Clark
                                       ----------------------------------
                                        Alan Clark, Treasurer

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                          DESCRIPTION
        -------                         -----------

         31.1     Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley
                  Act of 2002.

         31.2     Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley
                  Act of 2002.

         32.1     Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley
                  Act of 2002.

         32.2     Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley
                  Act of 2002.