Form 10-K
period 2003-12-31
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2004-03-30
CIK 1136933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 333-85994

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Delaware	71-0871949

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(903) 561-2900

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the act:
Limited and general partnership interest $1,000 per interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes       ☐ No

No market currently exists for the limited and general partnership interest of the registrant. Based on original purchase price the aggregate market value of limited and general partnership interest owned by non-affiliates of the registrant is $16,072,000.00.

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant’s Registration Statement on Form S-1, File No. 333-85994.

PART I

ITEM 1.   Business

Mewbourne Energy Partners 02-A, L.P. (the “Registrant”) is a limited partnership organized under the laws of the State of Delaware on February 27, 2002 (date of inception). Its managing general partner is Mewbourne Development Corporation, a Delaware corporation (“MD”).

A Registration Statement was filed pursuant to the Securities Act of 1933, as amended, registering limited and general partnership interests in a series of two Delaware limited partnerships formed under Mewbourne Energy 02-03 Drilling Programs. General and limited partnership interests were offered at $1,000 each. The maximum offering amount was $18,000,000 (18,000 interests) per partnership. The Registrant was declared effective by the Securities and Exchange Commission on June 26, 2002. On October 10, 2002, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $16,072,000 being sold to 647 subscribers of which $14,667,000 were sold to 597 subscribers as general partner interests and $1,405,000 were sold to 50 subscribers as limited partner interests.

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. See the selected financial data in Item 6 and the financial statements in Item 8 of this report for a summary of the Registrant’s revenue, income and identifiable assets.

The Registrant has acquired interests in oil and gas prospects for the purpose of development drilling. At December 31, 2003, 44 wells had been drilled; 39 were productive and 5 wells were abandoned. The following table summarizes the Registrant’s drilling activity for the year ended December 31, 2003 and for the period from February 27, 2002 (date of inception) through December 31, 2002:

	2003		2002
	Gross	Net	Gross	Net
Development Wells:
Oil and natural gas wells	29	8.553	10	3.062
Non-productive wells	4	1.410	1	0.390

The sale of crude oil and natural gas produced by the Registrant will be affected by a number of factors that are beyond the Registrant’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

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

Many aspects of the Registrant’s activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant’s ability to compete depends on its financial resources and on the managing general partner’s staff and facilities, none of which are significant in comparison with those of the oil and gas exploration, development and production industry as a whole. Federal and state regulation of oil and gas operations generally includes drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 29, 2004, MOC employed 139 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

ITEM 2.   Properties

The Registrant’s properties consist primarily of leasehold interests in properties on which oil and gas wells-in-progress are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2003, 44 wells had been drilled; 39 were productive and 5 wells were abandoned.

Reserve estimates were prepared by Forrest A Garb & Associates, Inc., the Registrant’s independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission.

ITEM 3.   Legal Proceedings

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the period ended December 31, 2003 covered by this report.

PART II

ITEM 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

At March 29, 2004, the Registrant had 16,072 outstanding limited and general partnership interests held of record by 648 subscribers. There is no established public or organized trading market for the limited and general partnership interests.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to limited and general partners during the year ended December 31, 2003 were $4,335,000, and no distributions were made during the period from February 27, 2002 (date of inception) through December 31, 2002.

ITEM 6.   Selected Financial Data

The following table sets forth selected financial data for the year ended December 31, 2003 and for the period from February 27, 2002 (date of inception) through December 31, 2002:

Operating results:	2003	2002
Oil and gas sales	$6,306,198	$219,099
Income (loss) before cumulative effect of accounting change	3,075,415	(135,645)
Cumulative effect of accounting change	2,767	0
Net income (loss)	$3,078,182	$(135,645)
Basic and diluted income (loss) per limited and general partner interest (16,072 outstanding) before cumulative effect of accounting change	$191.35	$(8.44)
Cumulative effect of accounting change	$0.17	$0
Net income (loss) per limited and general partner interest (16,072 outstanding)	$191.52	$(8.44)

At year end:
Total Assets	$15,360,753	$15,953,964
Cash Distributions	$4,335,000	$—

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Mewbourne Energy Partners 02-A, L.P. (the “Registrant”) was organized as a Delaware limited partnership on February 27, 2002. The offering of limited and general partner interests began June 26, 2002 as part of an offering registered under the name Mewbourne Energy 02-03 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded October 10, 2002, with total investor partner contributions of $16,072,000.

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant’s oil and gas reserves are economically recoverable.

Results of Operations

The following table sets forth certain operating data for the year ended December 31, 2003 and the period from February 27, 2002 (date of inception) through December 31, 2002.

	2003	2002
Production:
Natural gas (MMcf)	1,252	58
Oil (MBbl)	8	—
Natural gas equivalent (MMcfe)	1,300	58
% Natural gas	96%	100%
Average sales price per unit:
Natural gas (per Mcf)	$4.84	$3.79
Oil (per Bbl)	29.16	—
Natural gas equivalent (per Mcfe)	4.82	3.79
Cost and expenses per Mcfe:
Lease operating	$.31	$.10
Production taxes	.38	.30
Administrative and general	.14	.08
Depreciation, depletion and amortization	1.62	1.86
Cost ceiling write-down	.01	4.18

Note: The Partnership was formed during the year 2002 and began drilling oil and gas wells. The majority of the wells were not drilled or completed until 2003 which accounts for the substantial increase in sales and production volumes during the year ended December 31, 2003.

Year ended December 31, 2003 compared to the period from February 27, 2002 (date of inception) through December 31, 2002.

Oil and natural gas sales. Oil and natural gas sales increased to $6,306,198 in 2003 from $219,099 in 2002 due to additional wells being drilled and completed by the Partnership during 2003, which resulted in a substantial increase in sales revenues and production volumes. Production volumes increased to 1,259,000 Mcf of gas in 2003 from 58,000 Mcf in 2002, while oil volumes increased to 8,000 Bbls in 2003 as compared to no Bbls in 2002.

Interest income. Interest income decreased from $23,145 in 2002 to $14,666 in 2003 due to expenditures for the drilling of oil and gas wells, which resulted in a decrease of capital available for investments.

Lease operating expense and production taxes. Lease operating expense increased from $6,018 in 2002 to $407,910 in 2003. Production taxes increased from $17,609 in 2002 to $506,407 in 2003. These expenses increased as additional wells were drilled and completed in 2003.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased from $107,171 in 2002 to $2,112,507 in 2003 as additional wells were drilled and producing and therefore depleting their reserves.

Cost ceiling write-downs. Cost ceiling write-downs of $242,261 and $8,687 were recorded in 2002 and 2003, respectively.

Liquidity and capital resources

Net cash decreased by $4,052,172 during the year ended December 31, 2003. These funds were utilized primarily for drilling and completion costs. Cash flows from operating activities were offset by funds utilized primarily for drilling and completion costs and cash distributions to partners. All wells for which funds have been committed have been drilled, therefore, future capital requirements are not expected to be material in nature and will be paid with revenues generated through oil and gas sales. Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion and amortization, and the ceiling test for the Registrants oil and gas properties.

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The present value of future net cash flows has been prepared assuming year-end selling prices, year end development and production cost and a 10 percent annual discount rate.

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

Organization and Related Party Transactions

The Partnership was organized on February 27, 2002. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

Reimbursement to MOC for supervision and other operator charges totaled $928,846 and $222,098 for the year ended December 31, 2003 and the period from February 27, 2002 (date of inception) through December 31, 2002, respectively. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $182,037 was allocated to the Partnership during the year ended December 31, 2003, and no charges were allocated to the Partnership during the period from February 27, 2002 (date of inception) through December 31, 2002.

The Partnership participates in oil and gas activities through an income tax partnership, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	60%	40%
All other revenues	60%	40%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	60%	40%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less that 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

The partnership’s financial statements reflect its respective proportionate interest in the Program.

ITEM 8.    Financial Statements and Supplementary Data

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Mewbourne Development Corporation (“MDC”), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, MDC’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MDC’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in MDC’s internal controls or in other factors which could significantly affect internal controls subsequent to the date MDC carried out its evaluation.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

The Registrant does not have any officers or directors. Under the Registrant’s Partnership Agreement, the Registrant’s managing general partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant’s business. MD is a wholly-owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant’s managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

	Age as of
	December 31,
Name	2003	Position
Curtis W. Mewbourne	68	President and Director

J. Roe Buckley	41	Vice President and Chief Financial Officer

Alan Clark	51	Treasurer

Michael F. Shepard	57	Secretary and General Counsel

Dorothy M. Cuenod	43	Assistant Secretary and Director

Ruth M. Buckley	42	Assistant Secretary and Director

Julie M. Greene	40	Assistant Secretary and Director

     Curtis W. Mewbourne, age 68, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, MOC and MD. He has operated as an independent oil and gas producer for the past 39 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

     J. Roe Buckley, age 41, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by MBank Dallas from 1985-1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

     Alan Clark, age 51, joined Mewbourne Oil Company in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with Mewbourne Oil Company prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

     Michael F. Shepard, age 57, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

     Dorothy Mewbourne Cuenod, age 43, received a B.A. Degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

     Ruth Mewbourne Buckley, age 42, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

     Julie Mewbourne Greene, age 40, received a B.A. in Business Administration from the University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

(b) Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right and full authority to manage, control and administer the Registrant’s business. Under the Registrant’s Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests have the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity that may lead to such removal.

ITEM 13.    Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the year ended December 31, 2002 and for the period February 27, 2002 (date of inception) through December 31, 2002:

	2003	2002
Administrative & general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$1,110,883	$222,098

The Registrant participates in oil and gas activities through a drilling program created by the Drilling Program Agreement (the “Program”). Pursuant to the Program, MD pays approximately 30% of the Program’s capital expenditures and approximately 40% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 40% of the Program’s revenues.

PART IV

ITEM 14.   Principal Accountant Fees and Services

	For the Year Ended December 31,
	2003	2002
Audit	$19,235	$14,067
Tax Fees	3,540	3,305

	$22,775	$17,372

The partnership has retained PricewaterhouseCoopers LLP as their independent auditors.

ITEM 15.    Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Auditors

Balance sheets as of December 31, 2003 and 2002

Statements of income (loss) for the year ended December 31, 2003 and for the period from February 27, 2002 (date of inception) through December 31, 2002

Statements of changes in partners’ capital for the year ended December 31, 2003 and for the period from February 27, 2002 (date of inception) through December 31, 2002

Statements of cash flows for the year ended December 31, 2003 and for the period from February 27, 2002 (date of inception) through December 31, 2002

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

/s/ Curtis W. Mewbourne Curtis W. Mewbourne	President/Director	March 29, 2004

/s/ J. Roe Buckley J. Roe Buckley	Vice President/Chief Financial Officer	March 29, 2004

/s/ Alan Clark Alan Clark	Treasurer	March 29, 2004

/s/ Dorothy M. Cuenod Dorothy M. Cuenod	Director	March 29, 2004

/s/ Ruth M. Buckley Ruth M. Buckley	Director	March 29, 2004

/s/ Julie M. Greene Julie M. Greene	Director	March 29, 2004

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT AUDITORS

For the year ended December 31, 2003
and for the period from February 27, 2002
(date of inception) through December 31, 2002

Report of Independent Auditors

To the Partners of
Mewbourne Energy Partners 02-A, L.P.
and to the Board of Directors of
Mewbourne Development Corporation:

In our opinion, the accompanying balance sheets and the related statements of income (loss), of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 02-A, L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from February 27, 2002 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2003 and changed the manner in which it accounts for asset retirement costs.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 29, 2004

Mewbourne Energy Partners 02-A, L. P.

BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and cash equivalents	$198	$4,052,370
Accounts receivable, affiliate	886,994	230,038

Total current assets	887,192	4,282,408

Prepaid well cost	0	5,860,680
Oil and gas properties at cost, full cost method	16,940,943	6,160,308
Less accumulated depreciation, depletion and amortization	(2,467,382)	(349,432)

	14,473,561	5,810,876

Total assets	$15,360,753	$15,953,964

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$299,774	$17,609

Asset retirement obligation plugging liability	$381,442	$0

Partners’ capital
General partners	13,396,265	14,543,213
Limited partners	1,283,272	1,393,142

Total partners’ capital	14,679,537	15,936,355

Total liabilities and partners’ capital	$15,360,753	$15,953,964

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 02-A, L. P.

STATEMENTS OF INCOME (LOSS)
For the year ended December 31, 2003 and
the period from February 27, 2002 (date of inception)
through December 31, 2002

	2003	2002
Revenues and other income:
Oil and gas sales	$6,306,198		$219,099
Interest income	14,666		23,145

	6,320,864		242,244

Expenses:
Lease operating expense	407,910		6,018
Production taxes	506,407		17,609
Administrative and general expense	194,388		4,830
Depreciation, depletion and amortization	2,112,507		107,171
Cost ceiling write-down	8,687		242,261
Asset retirement obligation accretion	15,550		0

	3,245,449		377,889

Income (loss) before cumulative effect of accounting change	3,075,415		(135,645)
Cumulative effect of accounting change	2,767		0
Net income (loss)	$3,078,182		$(135,645)

Allocation of net income (loss):
General partners	$2,809,090		$(123,787)

Limited partners	$269,092		$(11,858)

Basic and diluted income (loss) per limited and general partner interest (16,072 outstanding) before cumulative effect of accounting change	$191.35		$(8.44)

Cumulative effect of accounting change	$0.17		$0

Basic and diluted net income (loss) per limited and general partner interest (16,072 outstanding)	$191.52	$	(8.44)

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 02-A, L. P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the year ended December 31, 2003 and
the period from February 27, 2002 (date of inception)
through December 31, 2002

	General	Limited
	Partners	Partners	Total
Balance at February 27, 2002 (date of inception)	$0	$0	$0
Contributions	14,667,000	1,405,000	16,072,000
Net loss	(123,787)	(11,858)	(135,645)

Balance at December 31, 2002	14,543,213	1,393,142	15,936,355
Cash distributions	(3,956,038)	(378,962)	(4,335,000)
Net income	2,809,090	269,092	3,078,182

Balance at December 31, 2003	$13,396,265	$1,283,272	$14,679,537

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L. P.

STATEMENTS OF CASH FLOWS
For the year ended December 31, 2003 and
the period from February 27, 2002 (date of inception)
through December 31, 2002

	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,078,182	$	(135,645)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	(2,767)		—
Depreciation, depletion and amortization	2,112,507		107,171
Cost ceiling write-down	8,687		242,261
Asset retirement accretion	15,550		—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(656,956)		(230,038)
Accounts payable, affiliate	282,165		17,609

Net cash provided by operating activities	4,837,368		1,358

Cash flows from investing activities:
Purchase of oil and gas properties	(4,554,540)		(6,160,308)
Prepaid well cost	—		(5,860,680)

Net cash used in investing activities	(4,554,540)		(12,020,988)

Cash flows from financing activities:
Capital contributions from partners	—		16,072,000
Cash distributions to partners	(4,335,000)		—

Net cash provided by (used in) financing activities	(4,335,000)		16,072,000

Net increase (decrease) in cash	(4,052,172)		4,052,370
Cash and cash equivalents, beginning of period	4,052,370		—

Cash and cash equivalents, end of period	$198		$4,052,370

The accompanying notes are an integral
part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.
NOTES TO FINANCIAL STATEMENTS

1. Significant Accounting Policies:

    Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 02-A, L.P., (the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 27, 2002. The offering of limited and general partnership interests began June 26, 2002 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs, (the “Program”), and concluded October 10, 2002, with total investor contributions of $16,072,000 being sold to 647 subscribers of which $14,667,000 were sold to 597 subscribers as general partner interests and $1,405,000 were sold to 50 subscribers as limited partner interests.

The Program’s sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program’s gas reserves are being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program’s oil and gas are subject to influences such as global consumption and supply trends.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2003, substantially all capitalized costs were subject to amortization, while at December 31, 2002, approximately $1.3 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. Cost ceiling write-downs of $8,687 and $242,261 were recorded for the years ended December 31, 2003 and 2002, respectively.

Significant estimates inherent in the partnership’s financial statements include the estimate of oil and gas reserves as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion and amortization, and the ceiling test for the Registrants oil and gas properties.

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

     Asset Retirement Obligations

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standard No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” This statement changes financial accounting and reporting obligations associated with the retirement and disposal of long-lived assets, including the Partnership’s oil and gas properties, and the associated asset retirement costs.

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

The following pro forma data summarizes our net loss as if the provisions of SFAS 143 had been applied as of January 1, 2002:

Year Ended
December 31, 2002
Net loss, as reported	$ (135,645)
Pro forma adjustments to reflect retroactive adoption of SFAS 143	(4,035)

Pro forma net loss	$(139,680)

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2003, is as follows:

Balance upon adoption at January 1, 2003	$93,304
Liabilities incurred	272,588
Accretion expense	15,550

Balance at December 31, 2003	$381,442

     Oil and Gas Sales

The Program’s oil and condensate production is sold, title passed, and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2003 and 2002, no material gas imbalances between the Partnership and other working interest owners existed.

     Income Taxes

The Partnership is treated as a partnership for income tax purposes, and as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

     Reclassifications

Certain reclassifications have been made to the prior year balances to conform to current year presentation.

2. Organization and Related Party Transactions:

The Partnership was organized on February 27, 2002. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

Reimbursement to MOC for supervision and other operator charges totaled $928,846 and $222,098 for the year ended December 31, 2003 and the period from February 27, 2002 (date of inception) through December 31, 2002, respectively. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus         .25% of the capital contributions of limited and general partners. Under this arrangement, $182,037 was allocated to the Partnership during the year ended December 31, 2003, and no charges were allocated to the Partnership during the period from February 27, 2002 (date of inception) through December 31, 2002.

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

(1) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less that 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

The partnership’s financial statements reflect its respective proportionate interest in the Program.

3. Reconciliation of Net Income (Loss) Per Statements of Income (Loss) With Net Income (Loss) Per Federal Income Tax Return:

The following is a reconciliation of net income (loss) per statements of income (loss) with the net income (loss) per federal income tax return for the year ended December 31, 2003 and the period from February 27, 2002 (date of inception) through December 31, 2002:

	2003	2002
Net income (loss) per statement of income (loss)	$3,078,182	$	(135,645)
Intangible development costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(3,408,533)		(9,469,516)
Dry hole costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(215,437)		(737,132)
Depreciation, depletion and amortization for financial reporting purposes over (under) amounts for tax reporting purposes	1,458,653		(81,080)
Gain on sale of oil and gas equipment recognized for tax purposes	35,992		0
Cost ceiling write-down for financial reporting purposes	8,687		242,261
ARO accretion expense for financial reporting purposes	15,550		0
Change in accounting principles for financial reporting purposes	(2,767)		0

Net income (loss) per federal income tax return before tentative tax depletion	$970,327		$(10,181,112)

The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $12,548,763 and $10,045,467 at December 31, 2003 and 2002 respectively.

4. Recently Issued Accounting Standards:

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

5. Supplemental Oil and Gas Information (Unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil an Gas Producing Activities”.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the year ended December 31, 2003 and the period from February 27, 2002 (date of inception) through December 31, 2002 are as follows:

	2003	2002
Costs incurred for the year:
Development	$10,415,220	$6,160,308

     Capitalized costs related to oil and natural gas acquisition, exploration and development activities at December 31, 2003 and at December 31, 2002 are as follows:

	2003	2002
Cost of oil and natural gas properties at year end:
Producing assets-Proved properties	$16,575,527	$4,859,840
Asset Retirement Obligation	365,416	0
Incomplete construction-Unproved properties	0	1,300,468

Total capitalized cost	16,940,943	6,160,308
Accumulated depletion	(2,467,382)	(349,432)

Net capitalized costs	$14,473,561	$5,810,876

Depreciation, depletion and amortization per one thousand cubic feet of gas equivalent was $1.62 and $1.86 for the year ended December 31, 2003 and for the period from February 27, 2002 (date of inception) through December 31, 2002, respectively.

Although certain wells had been drilled, completed and began producing in December 2002, a majority of the wells were drilled and completed subsequent to December 31, 2002.

     Estimated Net Quantities of Proved Oil and Gas Reserves

Reserve estimates as well as certain information regarding future production and discounted cash flows were determined by the Partnership’s independent petroleum consultants and MOC’s petroleum reservoir engineers. The Partnership considers reserve estimates to be reasonable, however, due to inherent uncertainties and the limited nature of reservoir data, estimates of oil and gas reserves are imprecise and subject to change over time as additional information becomes available.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2003. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

     Proved Reserves:

	Crude Oil	Natural Gas
	and Condensate	(Thousands
	(bbls of Oil)	of Cubic Feet)
Balance at February 27, 2002 (date of inception)	0	0
Discoveries	7,000	2,611,000
Production	0	(58,000)

Balance at December 31, 2002 (1)	7,000	2,553,000
Revisions to previous estimates	(1,000)	529,000
Extension, discoveries and other additions	88,000	7,746,000
Production	(8,000)	(1,253,000)

Balance at December 31, 2003 (1)	86,000	9,575,000

(1)	Essentially all of these reserves are categorized as proved developed as of December 31, 2003 and 2002.

     Standardized Measure of Discounted Future Net Cash Flows:

For the year ended December 31, 2003 and the period from February 27, 2002 (date of inception) through December 31, 2002

The Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities” (SFAS No. 69). In computing this data, assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The Partnership cautions against viewing this information as a forecast of future economic conditions, revenues, or fair value.

The standardized measure has been prepared assuming year-end selling prices, year end development and production cost and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies — Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $27.86 per barrel of oil and $4.02 per MCF of gas as of December 31, 2002 and $30.34 barrel of oil and $5.66 per MCF of gas as of December 31, 2003.

	2003	2002
Future cash inflows	$56,899,991	$10,319,417
Future production cost	(17,089,869)	(2,963,776)
Future development cost(1)	(99,974)	(56,236)

Future net cash flows	39,710,148	7,299,405
Discount at 10 percent	(20,467,157)	(2,788,997)

Standardized measure	$19,242,991	$4,510,408

(1)	2003 includes $159,322 of undiscounted future asset retirement income estimated as of December 31, 2003 using current estimates of future abandonment costs and salvage income. See “Note 1. Significant Accounting Policies” for corresponding information concerning our discounted asset retirement obligations.

Summary of Changes in the Standardized Measure

	2003	2002
Balance, beginning of period	$4,510,408	$0
Changes in value of previous years reserves due to:
Sale of oil and gas production, net of related cost	(5,391,881)	(195,472)
Extension, discoveries and improved recovery, less related cost	17,612,563	4,705,880
Accretion of discount	451,041	0
Estimated development costs incurred during the year	37,836	0
Change in estimated future development cost	(81,574)	0
Revisions of previous estimates	790,182	0
Net change in price	1,857,949	0
Timing and other	(543,532)	0

Balance, end of period	$19,242,992	$4,510,408

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 14(a)3.

Exhibit No.	Description
3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-85994 and incorporate herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-85994 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-85994 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-85994 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-85994 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.