Form 10-Q
period 2004-03-31
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2004-05-14
CIK 1136933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[ ]	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 333-85994

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Delaware	71-0871949

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701

(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:(903) 561-2900

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

Mewbourne Energy Partners 02-A, L. P.

Mewbourne Energy Partners 02-A, L. P.

Part I - Financial Information

Item 1. Financial Statements

BALANCE SHEETS

March 31, 2004 and December 31, 2003

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$42,100	$198
Accounts receivable, affiliate	922,040	886,994

Total current assets	964,140	887,192

Oil and gas properties at cost, full cost method	17,001,114	16,940,943
Less accumulated depreciation, depletion and amortization	(2,934,851)	(2,467,382)

	14,066,263	14,473,561

Total assets	$15,030,403	$15,360,753

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$282,731	$299,774

Asset retirement obligation plugging liability	385,487	381,442

Partners’ capital
General partners	—	13,396,265
Limited partners	14,362,185	1,283,272

Total partners’ capital	14,362,185	14,679,537

Total liabilities and partners’ capital	$15,030,043	$15,360,753

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 02-A, L. P.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues and other income:
Oil and gas sales	$1,498,046	$1,484,656
Interest income	272	6,392

Total revenues and other income	1,498,318	1,491,048

Expenses:
Lease operating expense	144,936	39,255
Production taxes	130,453	119,683
Administrative and general expense	53,856	12,340
Depreciation, depletion and amortization	467,469	429,912
Asset retirement obligation accretion	4,045	2,941

Income before cumulative effect of accounting change	697,559	886,917
Cumulative effect of accounting change	—	2,767

Net income	$697,559	$889,684

Allocation of net income:
General partners	$—	$811,909

Limited partners	$697,559	$77,775

Basic and diluted income per limited and general partner interest (16,072 interests outstanding) before cumulative effect of accounting change	$43.40	$55.18

Cumulative effect of accounting change	$—	$0.17

Basic and diluted net income per limited and general partner interest (16,072 interests outstanding)	$43.40	$55.35

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 02-A, L. P.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$697,559	$889,684
Adjustment to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(2,767)
Depreciation, depletion and amortization	467,469	429,912
Asset retirement obligation accretion	4,045	2,941
Changes in operating assets and liabilities:
Accounts receivables, affiliate	(35,046)	(964,144)
Accounts payable, affiliate	(17,043)	78,534

Net cash provided by operating activities	1,116,984	434,160

Cash flows from investing activities:
Additions to oil and gas properties	(60,171)	(5,147,794)
Prepaid well costs	—	3,208,170

Net cash used in investing activities	(60,171)	(1,939,624)

Cash flows from financing activities:
Cash distributions to partners	(1,014,911)	(400,000)

Net cash used in financing activities	(1,014,911)	(400,000)

Net increase (decrease) in cash and cash equivalents	41,902	(1,905,464)
Cash and cash equivalents, beginning of period	198	4,052,370

Cash and cash equivalents, end of period	$42,100	$2,146,906

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 02-A, L. P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2004
(Unaudited)

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2003	$13,396,265	$1,283,272	$14,679,537
Conversion of general partner interests to limited partner interests	(13,396,265)	13,396,265	—
Cash distributions	—	(1,014,911)	(1,014,911)
Net income	—	697,559	697,559

Balance at March 31, 2004	$—	$14,362,185	$14,362,185

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Partnership’s Annual Report on Form 10-K for 2003, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 02-A, L.P., (the “Partnership”), a Delaware limited partnership formed on February 27, 2002, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. The offering of limited and general partnership interests began June 26, 2002 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs and concluded October 10, 2002, with total investor contributions of $16,072,000. During the quarter ended March 31, 2004, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2004 substantially all capitalized costs were subject to amortization, while at March 31, 2003, approximately $0.3 million of capitalized costs were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $ 93,304, increased the net full cost pool by $ 96,071 and recognized a one-time cumulative effect adjustment of $(2,767). The increase in the net full cost pool included $9,918 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership’s oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2004 and the year ended December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$381,442	$93,304
Liabilities incurred	—	272,588
Accretion expense	4,045	15,550

Balance, end of period	$385,487	$381,442

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 02-A, L.P. (the “Partnership”)was formed February 27, 2002. The offering of limited and general partnership interests began on June 26, 2002 and concluded on October 10, 2002, with investor partner contributions of $16,072,000. During the quarter ended March 31, 2004, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At March 31, 2004, 39 wells had been drilled and were productive and 5 wells were drilled and abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $681,409 at March 31, 2004.

During the three months ended March 31, 2004, the Partnership made cash distributions to the investor partners in the amount of $1,014,911 as compared to $400,000 for the three months ended March 31, 2003. The Partnership expects that cash distributions will continue during 2004 as additional oil and gas revenues are sufficient to produce cash flows from operations.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors which are beyond the Partnership’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Oil and gas revenues. Oil and gas revenues during the three months ended March 31, 2004 totaled $1,498,046. Production volumes during the period were approximately 2,048 bbls of oil and 290,938 mcf of gas at corresponding average realized prices of $33.69 per bbl of oil and $4.91 per mcf of gas. Oil and gas revenues during the three months ended March 31, 2003 totaled $1,484,656. Production volumes during the period were approximately 669 bbls of oil and 245,927 mcf of gas at corresponding average realized prices of $31.96 per bbl of oil and $5.95 per mcf of gas. Oil and gas revenues increased primarily due to the increase in oil and gas production volumes offset by a decrease in the price of gas. The increased oil and gas production volumes were attributable to 10 additional wells being drilled and completed after March 31, 2003.

Interest Income. Interest income was $272 during the three month period ended March 31, 2004 as compared to $6,392 during the three months ended March 31, 2003. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2004 totaled $144,936 as compared to $39,255 for the period ended March 31, 2003. Production taxes during the period ended March 31, 2004 totaled $130,453 compared to $119,683 for the period ended March 31, 2003. Lease operating expense increased due to the increase in the number of wells producing in 2004. Production taxes increased due to increased oil and gas revenues in 2004.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three month period ended March 31, 2004 totaled $467,469 compared to $429,912 for the three month period ended March 31, 2003. The increase was due to the increase in the capitalized costs available for depreciation, depletion, and amortization in 2004.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2004 totaled $53,856 compared to $12,340 for the period ended March 31, 2003. The increase is primarily due to the increase in oil and gas revenues and the timing of the administrative and general charges.

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

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $93,304, increased the net full cost pool by $96,071 and recognized a one-time cumulative effect adjustment of $(2,767). The increase in the net full cost pool included $9,918 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership’s oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2004 and the year ended December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$381,442	$93,304
Liabilities incurred	—	272,588
Accretion expense	4,045	15,550

Balance, end of period	$385,487	$381,442

Item 4. Disclosure Controls and Procedures

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

Mewbourne Energy Partners 02-A, L.P.
	By:	Mewbourne Development Corporation
Managing General Partner

Date: May 14, 2004	By:	/s/ Alan Clark

Alan Clark, Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.