Form 10-Q
period 2004-06-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2004-08-13
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-85994

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Delaware	71-0871949
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip Code)

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

Mewbourne Energy Partners 02-A, L. P.

Mewbourne Energy Partners 02-A, L. P.

Part I - Financial Information

Item 1. Financial Statements

BALANCE SHEETS

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash	$25,949	$198
Accounts receivable, affiliate	1,147,337	886,994

Total current assets	1,173,286	887,192

Oil and gas properties at cost, full cost method	17,001,405	16,940,943
Less accumulated depreciation, depletion and amortization	(3,446,427)	(2,467,382)

	13,554,978	14,473,561

Total assets	$14,728,264	$15,360,753

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$178,905	$299,774

Asset retirement obligation plugging liability	389,532	381,442

Partners’ capital
General partners	—	13,396,265
Limited partners	14,159,827	1,283,272

Total partners’ capital	14,159,827	14,679,537

Total liabilities and partners’ capital	$14,728,264	$15,360,753

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L. P.

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2004 and 2003

and the six months ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues and other income:

Oil and gas sales	$1,656,966	$1,760,349	$3,155,012	$3,245,005
Interest income	150	6,042	422	12,434

Total revenues and other income	1,657,116	1,766,391	3,155,434	3,257,439

Expenses:

Lease operating expense	142,589	112,920	287,525	152,175
Production taxes	126,513	141,891	256,966	261,574
Administrative and general expense	71,181	54,157	125,037	66,497
Depreciation, depletion and amortization	511,576	678,807	979,045	1,108,719
Asset retirement obligation accretion	4,045	3,902	8,090	6,843

Income before cumulative effect of accounting change	801,212	774,714	1,498,771	1,661,631

Cumulative effect of accounting change	—	—	—	2,767

Net income	$801,212	$774,714	1,498,771	1,664,398

Allocation of net income:
General partners	$—	$706,989	$—	$1,518,898

Limited partners	$801,212	$67,725	$1,498,771	$145,500

Basic and diluted income per limited and general partner interest (16,072 interests outstanding) before cumulative effect of accounting change	$49.85	$48.20	$93.25	$103.39

Cumulative effect of accounting change	$—	$—	$—	$0.17

Basic and diluted net income per limited and general partner interest (16,072 interests outstanding)	$49.85	$48.20	$93.25	$103.56

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L. P.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$1,498,771	$1,664,398
Adjustment to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(2,767)
Depreciation, depletion and amortization	979,045	1,108,719
Asset retirement obligation accretion	8,090	6,843
Changes in operating assets and liabilities:
Accounts receivables, affiliate	(260,343)	(1,012,089)
Accounts payable, affiliate	(120,869)	385,527

Net cash provided by operating activities	2,104,694	2,150,631

Cash flows from investing activities:
Additions to oil and gas properties	(60,462)	(4,490,963)

Net cash used in investing activities	(60,462)	(4,490,963)

Cash flows from financing activities:
Cash distributions to partners	(2,018,481)	(1,640,000)

Net cash used in financing activities	(2,018,481)	(1,640,000)

Net increase (decrease) in cash and cash equivalents	25,751	(3,980,332)

Cash and cash equivalents, beginning of period	198	4,052,370

Cash and cash equivalents, end of period	$25,949	$72,038

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L. P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2004

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2003	$13,396,265	$1,283,272	$14,679,537
Conversion of general partner interests to limited partner interests	(13,396,265)	13,396,265	—
Cash distributions	—	(2,018,481)	(2,018,481)
Net income	—	1,498,771	1,498,771

Balance at June 30, 2004	$—	$14,159,827	$14,159,827

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2004 substantially all capitalized costs were subject to amortization, while at June 30, 2003, approximately $0.4 million of capitalized costs were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2004 and the year ended December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$381,442	$93,304
Liabilities incurred	—	272,588
Accretion expense	8,090	15,550

Balance, end of period	$389,532	$381,442

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 02-A, L.P. (the “Partnership”) was formed February 27, 2002. The offering of limited and general partnership interests began on June 26, 2002 and concluded on October 10, 2002, with investor partner contributions of $16,072,000. During the quarter ended March 31, 2004, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At June 30, 2004, 39 wells had been drilled and were productive and 5 wells were drilled and abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $994,381 at June 30, 2004.

During the six months ended June 30, 2004, the Partnership made cash distributions to the investor partners in the amount of $2,018,481 as compared to $1,640,000 for the six months ended June 30, 2003. The Partnership expects that cash distributions will continue during 2004 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

Oil and gas revenues. Oil and gas revenues during the three months ended June 30, 2004 totaled $1,656,966. Production volumes during the period were approximately 2,459 bbls of oil and 304,164 mcf of gas at corresponding average realized prices of $36.96 per bbl of oil and $5.15 per mcf of gas. Oil and gas revenues during the three months ended June 30, 2003 totaled $1,760,349. Production volumes during the period were approximately 1,687 bbls of oil and 354,123 mcf of gas at corresponding average realized prices of $27.59 per bbl of oil and $4.84 per mcf of gas. Oil and gas revenues decreased primarily due to the decrease in gas produced offset by an increase in oil production and an increase in oil and gas prices.

Interest Income. Interest income was $150 during the three month period ended June 30, 2004 as compared to $6,042 during the three months ended June 30, 2003. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2004 totaled $142,589 as compared to $112,920 for the period ended June 30, 2003. Production taxes during the period ended June 30, 2004 totaled $126,513 compared to $141,891 for the period ended June 30, 2003. Lease operating expense increased due to the increase in the number of wells producing in 2004. Production taxes decreased due to decreased oil and gas revenues in 2004.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three month period ended June 30, 2004 totaled $511,576 compared to $678,807 for the three month period ended June 30, 2003. The decrease is due to the decline in production volumes and increased gas reserves due to the addition of two wells.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2004 totaled $71,181 compared to $54,157 for the period ended June 30, 2003. The increase is primarily due to the increase in reporting and legal charges.

Six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Oil and gas revenues. Oil and gas revenues during the six months ended June 30, 2004 totaled $3,155,012. Production volumes during the period were approximately 4,507 bbls of oil and 595,102 mcf of gas at corresponding average realized prices of $35.47 per bbl of oil and $5.03 per mcf of gas. Oil and gas revenues during the six months ended June 30, 2003 totaled $3,245,005. Production volumes during the period were approximately 2,356 bbls of oil and 600,051 mcf of gas at corresponding average realized prices of $28.83 per bbl of oil and $5.29 per mcf of gas. Oil and gas revenues decreased primarily due to the decrease in gas prices and the decrease in gas produced offset by an increase in oil production and an increase in oil prices.

Interest Income. Interest income was $422 during the six month period ended June 30, 2004 as compared to $12,434 during the six months ended June 30, 2003. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2004 totaled $287,525 as compared to $152,175 for the period ended June 30, 2003. Production taxes during the period ended June 30, 2004 totaled $256,966 compared to $261,574 for the period ended June 30, 2003. Lease operating expense increased due to the increase in the number of wells producing in 2004. Production taxes decreased due to decreased oil and gas revenues in 2004.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the six month period ended June 30, 2004 totaled $979,045 compared to $1,108,719 for the six month period ended June 30, 2003. The decrease is due to the decline in production volumes and increased gas reserves due to the addition of two wells.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2004 totaled $125,037 compared to $66,497 for the period ended June 30, 2003. The increase is primarily due to the increase in reporting and legal charges.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended June 30, 2004 and the year ended December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$381,442	$93,304
Liabilities incurred	—	272,588
Accretion expense	8,090	15,550

Balance, end of period	$389,532	$381,442

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

Mewbourne Energy Partners 02-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: August 13, 2004	By:	/s/ Alan Clark
Alan Clark, Treasurer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.