Form 10-Q
period 2004-09-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2004-11-12
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Mewbourne Energy Partners 02-A, L.P.

Mewbourne Energy Partners 02-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEETS

September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash	$131,872	$198
Accounts receivable, affiliate	894,481	886,994

Total current assets	1,026,353	887,192

Oil and gas properties at cost, full cost method	17,039,345	16,940,943
Less accumulated depreciation, depletion and amortization	(3,868,528)	(2,467,382)

	13,170,817	14,473,561

Total assets	$14,197,170	$15,360,753

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$142,446	$299,774

Asset retirement obligation plugging liability	393,577	381,442

Partners’ capital
General partners	—	13,396,265
Limited partners	13,661,147	1,283,272

Total partners’ capital	13,661,147	14,679,537

Total liabilities and partners’ capital	$14,197,170	$15,360,753

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2004 and 2003, and

the nine months ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues and other income:

Oil and gas sales	$1,357,415	$1,804,278	$4,512,427	$5,049,283
Interest income	300	1,398	722	13,832

Total revenues and other income	1,357,715	1,805,676	4,513,149	5,063,115

Expenses:

Lease operating expense	114,420	122,566	401,945	274,741
Production taxes	122,414	151,700	379,380	413,274
Administrative and general expense	59,784	64,896	184,821	131,393
Depreciation, depletion, and amortization	422,100	600,762	1,401,145	1,709,481
Cost ceiling write-down	—	8,687	—	8,687
Asset retirement obligation accretion	4,045	4,097	12,135	10,940

Income before cumulative effect of accounting change	634,952	852,968	2,133,723	2,514,599

Cumulative effect of accounting change	—	—	—	2,767

Net income	$634,952	$852,968	$2,133,723	$2,517,366

Allocation of net income:
General partners	$—	$778,402	$—	$2,297,300

Limited partners	$634,952	$74,566	$2,133,723	$220,066

Basic and diluted income per limited and general partner interest (16,072 interests outstanding) before cumulative effect of accounting change	$39.51	$53.07	$132.76	$156.46

Cumulative effect of accounting change	$—	$—	$—	$0.17

Basic and diluted net income per limited and general partner interest (16,072 interests outstanding)	$39.51	$53.07	$132.76	$156.63

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$2,133,723	$2,517,366
Adjustment to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(2,767)
Depreciation, depletion, and amortization	1,401,145	1,709,481
Cost ceiling write-down	—	8,687
Asset retirement obligation accretion	12,135	10,940
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(7,487)	(888,915)
Accounts payable, affiliate	(157,328)	81,033

Net cash provided by operating activities	3,382,188	3,435,825

Cash flows from investing activities:
Additions to oil and gas properties	(98,401)	(4,048,574)

Net cash used in investing activities	(98,401)	(4,048,574)

Cash flows from financing activities:
Cash distributions to partners	(3,152,113)	(3,080,000)

Net cash used in financing activities	(3,152,113)	(3,080,000)

Net increase (decrease) in cash	131,674	(3,692,749)

Cash and cash equivalents, beginning of period	198	4,052,370

Cash and cash equivalents, end of period	$131,872	$359,621

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2004

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2003	$13,396,265	$1,283,272	$14,679,537
Conversion of general partner interests to limited partner interests	(13,396,265)	13,396,265	—
Cash distributions	—	(3,152,113)	(3,152,113)
Net income	—	2,133,723	2,133,723

Balance at September 30, 2004	$—	$13,661,147	$13,661,147

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2004 and 2003 substantially all capitalized costs were subject to amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of that present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3. Asset Retirement Obligations

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standard No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” This statement changes the financial accounting and reporting obligations associated with the retirement and disposal of long-lived assets, including the Partnership’s oil and gas properties, and the associated asset retirement costs.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2004 and the year ended December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$381,442	$93,304
Liabilities incurred	—	272,588
Accretion expense	12,135	15,550

Balance, end of period	$393,577	$381,442

4. Related Party Transactions

Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

The Partnership reimburses MOC for supervision and other operator charges. Services and operator charges are billed in accordance with the program and partnership agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 02-A, L.P. (the “Partnership”) was formed February 27, 2002. The offering of limited and general partnership interests began June 26, 2002 and concluded October 10, 2002, with total investor contributions of $16,072,000. During the quarter ended March 31, 2004, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At September 30, 2004, 39 wells had been drilled and were productive and 5 wells were drilled and abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $883,907 at September 30, 2004.

During the nine months ended September 30, 2004, the Partnership made cash distributions to the investor partners in the amount of $3,152,113 as compared to $3,080,000 for the nine months ended September 30, 2003. The Partnership expects that cash distributions will continue during 2004 as additional oil and gas revenues are sufficient to produce cash flows from operations.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors that are beyond the Partnership’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Oil and gas revenues.

	Three Months Ended September 30,
	2004	2003
Oil and gas sales	$1,357,415	$1,804,278
Barrels produced	1,883	3,479
Mcf produced	250,988	380,622
Average price/bbl	$42.40	$28.92
Average price/mcf	$5.09	$4.48

As shown in the table above, total oil and gas sales decreased $446,863 (24.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this decrease, $67,695 and $659,780, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,596 bbls of oil and 129,634 mcf of gas for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of two wells, and the decline was offset by a significant increase in one well following a workover. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well, and the decrease was partially offset by the addition of one new well during the three months ended December 31, 2003. The wells with a substantial decline in production are not expected to return to previously high levels of production. These decreases were partially offset by increases of $46,894 and $233,718, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $42.40 per bbl and $5.09 per mcf for the three months ended September 30, 2004 from $28.92 per bbl and $4.48 per mcf for the three months ended September 30, 2003.

Interest income. Interest income was $300 during the three month period ended September 30, 2004 as compared to $1,398 during the three month period ended September 30, 2003. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2004 totaled $114,420 and was comparative to $122,566 for the period ended September 30, 2003. Production taxes during the period ended September 30, 2004 total $122,414 compared to $151,700 for the period ended September 30, 2003. Production taxes decreased due to the decrease in oil and gas revenues in 2004.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2004 total $422,100 compared to $600,762 for the three month period ended September 30, 2003. The decrease is due to the decline in production volumes and increased gas reserves due to the addition of one well.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2004 totaled $59,784 and was comparative to $64,896 for the period ended September 30, 2003.

Nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Oil and gas revenues.

	Nine Months Ended September 30,
	2004	2003
Oil and gas sales	$4,512,427	$5,049,283
Barrels produced	6,390	5,836
Mcf produced	846,091	980,673
Average price/bbl	$37.51	$28.89
Average price/mcf	$5.05	$4.98

As shown in the table above, total oil and gas sales decreased $536,856 (10.6%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this decrease, $679,695 was related to decreased volumes of gas sold offset by approximately $20,833 related to increased volumes of oil sold. Volumes of oil sold increased 554 bbls of oil and volumes of gas sold decreased 134,582 mcf of gas for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase in volumes of oil sold was primarily due to a significant increase in oil produced by one well following a workover. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well, and the decrease was partially offset by the addition of one new well during the three months ended December 31, 2003. The wells with a substantial decline in production are not expected to return to previously high levels of production. This decrease was partially offset by increases of $50,325 and $71,681, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $37.51 per bbl and $5.05 per mcf for the nine months ended September 30, 2004 from $28.89 per bbl and $4.98 per mcf for the nine months ended September 30, 2003.

Interest income. Interest income was $722 during the nine month period ended September 30, 2004 as compared to $13,832 during the nine month period ended September 30, 2003. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2004 totaled $401,945 as compared to $274,741 for the period ended September 30, 2003. Production taxes during the period ended September 30, 2004 total $379,380 compared to $413,274 for the period ended September 30, 2003. Lease operating expense increased due to the addition of one well at the end of 2003, the workover of one well, and the increased operating expenses of another well due to increased water production after a workover. Production taxes decreased due to the decrease in oil and gas revenues in 2004.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2004 total $1,401,145 compared to $1,709,481 for the nine month period ended September 30, 2003. The decrease is due to the decline in production volumes and increased gas reserves due to the addition of one well.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2004 total $184,821 compared to $131,393 for the period ended September 30, 2003. The increase is primarily due to the timing of administrative costs and higher general expenses for reporting costs.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2004 and the year ended December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$381,442	$93,304
Liabilities incurred	—	272,588
Accretion expense	12,135	15,550

Balance, end of period	$393,577	$381,442

Item	4. Disclosure Controls and Procedures

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

Part II – Other Information

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 02-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: November 11, 2004
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