Form 10-Q
period 2005-03-31
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2005-05-16
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-85994

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Delaware	75-0871949
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

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

Mewbourne Energy Partners 02-A, L.P.

Mewbourne Energy Partners 02-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

BALANCE SHEETS

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash	$1,127	$707
Accounts receivable, affiliate	680,653	945,711

Total current assets	681,780	946,418

Oil and gas properties at cost, full cost method	17,032,017	17,037,870
Less accumulated depreciation, depletion and amortization	(4,483,213)	(4,189,356)

	12,548,804	12,848,514

Total assets	$13,230,584	$13,794,932

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$76,434	$81,320

Asset retirement obligation plugging liability	401,839	397,622

Total limited partners’ capital	12,752,311	13,315,990

Total liabilities and partners’ capital	$13,230,584	$13,794,932

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues and other income:
Oil and gas sales	$1,079,323	$1,498,046
Interest income	641	272

Total revenues and other income	1,079,964	1,498,318

Expenses:
Lease operating expense	113,215	144,936
Production taxes	92,470	130,453
Administrative and general expense	54,132	53,856
Depreciation, depletion, and amortization	293,857	467,469
Asset retirement obligation accretion	4,217	4,045

Net income	$522,073	$697,559

Basic and diluted net income per limited partner interest (16,072 interests outstanding)	$32.48	$43.40

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$522,073	$697,559
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	293,857	467,469
Asset retirement obligation accretion	4,217	4,045
Changes in operating assets and liabilities:
Accounts receivable, affiliate	265,058	(35,046)
Accounts payable, affiliate	(4,886)	(17,043)

Net cash provided by operating activities	1,080,319	1,116,984

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	5,853	—
Purchase and development of oil and gas properties	—	(60,171)

Net cash provided by investing activities	5,853	(60,171)

Cash flows from financing activities:
Cash distributions to partners	(1,085,752)	(1,014,911)

Net cash used in financing activities	(1,085,752)	(1,014,911)

Net increase in cash	420	41,902
Cash, beginning of period	707	198

Cash, end of period	$1,127	$42,100

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2005

(Unaudited)

Limited Partners Total
Balance at December 31, 2004	$13,315,990
Cash distributions	(1,085,752)
Net income	522,073

Balance at March 31, 2005	$12,752,311

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Accounting Policies

Reference is hereby made to the Partnership’s Annual Report on Form 10-K for 2004, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 02-A, L.P., (the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 27, 2002. The offering of limited and general partnership interests began June 26, 2002 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs, (the “Program”), and concluded October 10, 2002, with total investor contributions of $16,072,000 originally being sold to 647 subscribers of which $14,667,000 were sold to 597 subscribers as general partner interests and $1,405,000 were sold to 50 subscribers as limited partner interests. During the quarter ended March 31, 2004, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2005 and 2004 substantially all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3.	Asset Retirement Obligations

In accordance with FAS 143, the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2005 and 2004, is as follows:

	2005	2004
Balance, beginning of period	$397,622	$381,442
Accretion expense	4,217	4,045

Balance, end of period	$401,839	$385,487

4.	Related Party Transactions

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 44 wells. 39 wells were productive and 5 wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $605,346 at March 31, 2005.

During the three months ended March 31, 2005, the Partnership made cash distributions to the investor partners in the amount of $1,085,752 as compared to $1,014,911 for the three months ended March 31, 2004. The Partnership expects that cash distributions will continue during 2005 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Oil and gas revenues.

	Three Months Ended March 31,
	2005	2004
Oil and gas sales	$1,079,323	$1,498,046
Barrels produced	1,065	2,048
Mcf produced	188,876	290,938
Average price/bbl	$47.08	$33.69
Average price/mcf	$5.45	$4.91

As shown in the table above, total oil and gas sales decreased $418,723 (28.0%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this decrease, $46,297 and $556,411, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 983 bbls of oil and 102,062 mcf of gas for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of four wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well. The wells with a substantial decline in production are not expected to return to previously high levels of production. These decreases were partially offset by increases of $27,432 and $156,553, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $47.08 per bbl and $5.45 per mcf for the three months ended March 31, 2005 from $33.69 per bbl and $4.91 per mcf for the three months ended March 31, 2004.

Interest income. Interest income was $641 during the three months ended March 31, 2005 as compared to $272 during the three month period ended March 31, 2004.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2005 totaled $113,215 as compared to $144,936 for the period ended March 31, 2004. Production taxes during the period ended March 31, 2005 total $92,470 compared to $130,453 for the period ended March 31, 2004. Lease operating expense decreased primarily due to well repair and maintenance expenses for one well in the period ended March 31, 2004. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2005 total $293,857 compared to $467,469 for the three month period ended March 31, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2005 total $54,132 and was comparative to $53,856 for the period ended March 31, 2004.

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

Date: May 12, 2005

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