Form 10-Q
period 2005-06-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2005-08-15
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Mewbourne Energy Partners 02-A, L.P.

Mewbourne Energy Partners 02-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

BALANCE SHEETS

June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash	$25,903	$707
Accounts receivable, affiliate	717,699	945,711

Total current assets	743,602	946,418

Oil and gas properties at cost, full cost method	17,047,511	17,037,870
Less accumulated depreciation, depletion and amortization	(4,809,851)	(4,189,356)

	12,237,660	12,848,514

Total assets	$12,981,262	$13,794,932

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$105,376	$81,320

Asset retirement obligation plugging liability	406,055	397,622

Total limited partners’ capital	12,469,831	13,315,990

Total liabilities and partners’ capital	$12,981,262	$13,794,932

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2005 and 2004 and

the six months ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues and other income:

Oil and gas sales	$1,147,749	$1,656,966	$2,227,072	$3,155,012
Interest income	449	150	1,090	422

Total revenues and other income	1,148,198	1,657,116	2,228,162	3,155,434

Expenses:

Lease operating expense	96,507	142,589	209,722	287,525
Production taxes	91,790	126,513	184,260	256,966
Administrative and general expense	54,644	71,181	108,776	125,037
Depreciation, depletion, and amortization	326,638	511,576	620,495	979,045
Asset retirement obligation accretion	4,216	4,045	8,433	8,090

Net income	$574,403	$801,212	$1,096,476	$1,498,771

Basic and diluted net income per limited partner interest (16,072 interests outstanding)	$35.74	$49.85	$68.22	$93.25

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$1,096,476	$1,498,771
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	620,495	979,045
Asset retirement obligation accretion	8,433	8,090
Changes in operating assets and liabilities:
Accounts receivable, affiliate	228,012	(260,343)
Accounts payable, affiliate	24,056	(120,869)

Net cash provided by operating activities	1,977,472	2,104,694

Cash flows from investing activities:
Purchase and development of oil and gas properties	(9,641)	(60,462)

Net cash used in investing activities	(9,641)	(60,462)

Cash flows from financing activities:
Cash distributions to partners	(1,942,635)	(2,018,481)

Net cash used in financing activities	(1,942,635)	(2,018,481)

Net increase in cash	25,196	25,751

Cash, beginning of period	707	198

Cash, end of period	$25,903	$25,949

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2005

(Unaudited)

Limited Partners Total
Balance at December 31, 2004	$13,315,990
Cash distributions	(1,942,635)
Net income	1,096,476

Balance at June 30, 2005	$12,469,831

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2005 and 2004 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3. Asset Retirement Obligations

In accordance with Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations,” the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2005, is as follows:

Balance, beginning of period	$397,622
Accretion expense	8,433

Balance, end of period	$406,055

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $638,226 at June 30, 2005.

During the six months ended June 30, 2005, the Partnership made cash distributions to the investor partners in the amount of $1,942,635 as compared to $2,018,481 for the six months ended June 30, 2004. The Partnership expects that cash distributions will continue during 2005 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Oil and gas revenues.

	Three Months Ended June 30,
	2005	2004
Oil and gas sales	$1,147,749	$1,656,966
Barrels produced	1,416	2,459
Mcf produced	183,248	304,164
Average price/bbl	$51.00	$36.96
Average price/mcf	$5.87	$5.15

As shown in the table above, total oil and gas sales decreased $509,217 (30.7%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this decrease, $53,211 and $709,916, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,043 bbls of oil and 120,916 mcf of gas for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of three wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of two wells. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by increases of $34,521 and $219,389, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $51.00 per bbl and $5.87 per mcf for the three months ended June 30, 2005 from $36.96 per bbl and $5.15 per mcf for the three months ended June 30, 2004.

Interest income. Interest income was $449 during the three months ended June 30, 2005 as compared to $150 during the three month period ended June 30, 2004.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2005 totaled $96,507 as compared to $142,589 for the period ended June 30, 2004. Production taxes during the period ended June 30, 2005 total $91,790 compared to $126,513 for the period ended June 30, 2004. Lease operating expense decreased primarily due to well repair and maintenance expenses for two wells in the period ended June 30, 2004. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2005 total $326,638 compared to $511,576 for the three month period ended June 30, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2005 total $54,644 compared to $71,181 for the period ended June 30, 2004. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues since administrative charges are a percentage of gross revenue.

Six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Oil and gas revenues.

	Six Months Ended June 30,
	2005	2004
Oil and gas sales	$2,227,072	$3,155,012
Barrels produced	2,481	4,507
Mcf produced	372,125	595,102
Average price/bbl	$49.32	$35.47
Average price/mcf	$5.66	$5.03

As shown in the table above, total oil and gas sales decreased $927,940 (29.4%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this decrease, $99,964 and $1,263,549, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,026 bbls of oil and 222,977 mcf of gas for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of three wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by increases of $62,408 and $373,165, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $49.32 per bbl and $5.66 per mcf for the six months ended June 30, 2005 from $35.47 per bbl and $5.03 per mcf for the six months ended June 30, 2004.

Interest income. Interest income was $1,090 during the six months ended June 30, 2005 as compared to $422 during the six month period ended June 30, 2004.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2005 totaled $209,722 as compared to $287,525 for the period ended June 30, 2004. Production taxes during the period ended June 30, 2005 total $184,260 compared to $256,966 for the period ended June 30, 2004. Lease operating expense decreased primarily due to well repair and maintenance expenses for two wells in the period ended June 30, 2004. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2005 total $620,495 compared to $979,045 for the six month period ended June 30, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2005 total $108,776 compared to $125,037 for the period ended June 30, 2004. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues since administrative charges are a percentage of gross revenue.

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

Date: August 15, 2005

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