Form 10-Q
period 2005-09-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2005-11-14
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes  ☒ No

Mewbourne Energy Partners 02-A, L.P.

Mewbourne Energy Partners 02-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

BALANCE SHEETS

September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash	$29,388	$707
Accounts receivable, affiliate	910,251	945,711

Total current assets	939,639	946,418

Oil and gas properties at cost, full cost method	17,052,063	17,037,870
Less accumulated depreciation, depletion and amortization	(5,087,247)	(4,189,356)

	11,964,816	12,848,514

Total assets	$12,904,455	$13,794,932

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$122,635	$81,320
Accounts payable, other	4,798	—

Total accounts payable	127,433	81,320

Asset retirement obligation plugging liability	410,272	397,622

Total limited partners’ capital	12,366,750	13,315,990

Total liabilities and partners’ capital	$12,904,455	$13,794,932

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2005 and 2004 and

the nine months ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues and other income:
Oil and gas sales	$1,272,683	$1,357,415	$3,499,755	$4,512,427
Interest income	372	300	1,462	722

Total revenues and other income	1,273,055	1,357,715	3,501,217	4,513,149

Expenses:
Lease operating expense	111,117	114,420	320,839	401,945
Production taxes	102,868	122,414	287,128	379,380
Administrative and general expense	43,655	59,784	152,431	184,821
Depreciation, depletion, and amortization	277,396	422,100	897,891	1,401,145
Asset retirement obligation accretion	4,217	4,045	12,650	12,135

Net income	$733,802	$634,952	$1,830,278	$2,133,723

Basic and diluted net income per limited partner interest (16,072 interests outstanding)	$45.66	$39.51	$113.88	$132.76

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$1,830,278	$2,133,723
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	897,891	1,401,145
Asset retirement obligation accretion	12,650	12,135
Changes in operating assets and liabilities:
Accounts receivable	35,460	(7,487)
Accounts payable	46,113	(157,328)

Net cash provided by operating activities	2,822,392	3,382,188

Cash flows from investing activities:
Purchase and development of oil and gas properties	(14,193)	(98,401)

Net cash used in investing activities	(14,193)	(98,401)

Cash flows from financing activities:
Cash distributions to partners	(2,779,518)	(3,152,113)

Net cash used in financing activities	(2,779,518)	(3,152,113)

Net increase in cash	28,681	131,674
Cash, beginning of period	707	198

Cash, end of period	$29,388	$131,872

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2005

(Unaudited)

Limited Partners Total
Balance at December 31, 2004	$13,315,990
Cash distributions	(2,779,518)
Net income	1,830,278

Balance at September 30, 2005	$12,366,750

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2005 and 2004 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2005, is as follows:

Balance, beginning of period	$397,622
Accretion expense	12,650

Balance, end of period	$410,272

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $812,206 at September 30, 2005.

During the nine months ended September 30, 2005, the Partnership made cash distributions to the investor partners in the amount of $2,779,518 as compared to $3,152,113 for the nine months ended September 30, 2004. The Partnership expects that cash distributions will continue during 2005 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Oil and gas revenues.

	Three Months Ended September 30,
	2005	2004
Oil and gas sales	$1,272,683	$1,357,415
Barrels produced	1,053	1,883
Mcf produced	161,661	250,988
Average price/bbl	$61.00	$42.40
Average price/mcf	$7.48	$5.09

As shown in the table above, total oil and gas sales decreased $84,732 (6.2%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this decrease, $50,610 and $668,954, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 830 bbls of oil and 89,327 mcf of gas for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of four wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of two wells. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by increases of $35,026 and $599,806, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $61.00 per bbl and $7.48 per mcf for the three months ended September 30, 2005 from $42.40 per bbl and $5.09 per mcf for the three months ended September 30, 2004.

Interest income. Interest income was $372 during the three months ended September 30, 2005 as compared to $300 during the three month period ended September 30, 2004.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2005 totaled $111,117 and was comparable to $114,420 for the period ended September 30, 2004. Production taxes during the period ended September 30, 2005 total $102,868 compared to $122,414 for the period ended September 30, 2004. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2005 total $277,396 compared to $422,100 for the three month period ended September 30, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2005 total $43,655 compared to $59,784 for the period ended September 30, 2004. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues since administrative charges are a percentage of gross revenue.

Nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Oil and gas revenues.

	Nine Months Ended September 30,
	2005	2004
Oil and gas sales	$3,499,755	$4,512,427
Barrels produced	3,534	6,390
Mcf produced	533,785	846,091
Average price/bbl	$52.80	$37.51
Average price/mcf	$6.21	$5.05

As shown in the table above, total oil and gas sales decreased $1,012,672 (22.4%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this decrease, $150,819 and $1,941,055, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,856 bbls of oil and 312,306 mcf of gas for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of four wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by increases of $97,681 and $981,521, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $52.80 per bbl and $6.21 per mcf for the nine months ended September 30, 2005 from $37.51 per bbl and $5.05 per mcf for the nine months ended September 30, 2004.

Interest income. Interest income was $1,462 during the nine months ended September 30, 2005 as compared to $722 during the nine month period ended September 30, 2004.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2005 totaled $320,839 as compared to $401,945 for the period ended September 30, 2004. Production taxes during the period ended September 30, 2005 total $287,128 compared to $379,380 for the period ended September 30, 2004. Lease operating expense decreased primarily due to well repair and maintenance expenses for two wells in the period ended September 30, 2004. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2005 total $897,891 compared to $1,401,145 for the nine month period ended September 30, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2005 total $152,431 compared to $184,821 for the period ended September 30, 2004. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues since administrative charges are a percentage of gross revenue.

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
Date: November 14, 2005

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