Form 10-Q
period 2006-03-31
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2006-05-22
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Mewbourne Energy Partners 02-A, L.P.

Mewbourne Energy Partners 02-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

BALANCE SHEETS

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash	$4,857	$913
Accounts receivable, affiliate	618,254	923,564

Total current assets	623,111	924,477

Oil and gas properties at cost, full cost method	17,073,593	17,050,211
Less accumulated depreciation, depletion, amortization and impairment	(5,900,187)	(5,346,486)

	11,173,406	11,703,725

Total assets	$11,796,517	$12,628,202

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$181,053	$134,647

Asset retirement obligation plugging liability	418,884	414,488

Total limited partners’ capital	11,196,580	12,079,067

Total liabilities and partners’ capital	$11,796,517	$12,628,202

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues and other income:

Oil and gas sales	$1,023,409	$1,079,323
Interest income	658	641

Total revenues and other income	1,024,067	1,079,964

Expenses:

Lease operating expense	110,742	118,470
Production taxes	79,678	87,215
Administrative and general expense	68,734	54,132
Depreciation, depletion, and amortization	254,039	293,857
Cost ceiling write-down	299,662	—
Asset retirement obligation accretion	4,396	4,217

Net income	$206,816	$522,073

Basic and diluted net income per limited partner interest (16,072 interests outstanding)	$12.87	$32.48

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$206,816	$522,073
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	254,039	293,857
Cost ceiling write-down	299,662	—
Asset retirement obligation accretion	4,396	4,217
Changes in operating assets and liabilities:
Accounts receivable, affiliate	305,310	265,058
Accounts payable, affiliate	46,406	(4,886)

Net cash provided by operating activities	1,116,629	1,080,319

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	5,853
Purchase and development of oil and gas properties	(23,382)	—

Net cash provided by (used in) investing activities	(23,382)	5,853

Cash flows from financing activities:
Cash distributions to partners	(1,089,303)	(1,085,752)

Net cash used in financing activities	(1,089,303)	(1,085,752)

Net increase in cash	3,944	420

Cash, beginning of period	913	707

Cash, end of period	$4,857	$1,127

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2006

(Unaudited)

Limited Partners Total
Balance at December 31, 2005	$12,079,067
Cash distributions	(1,089,303)
Net income	206,816

Balance at March 31, 2006	$11,196,580

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2005, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 02-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 27, 2002. The offering of limited and general partnership interests began June 26, 2002 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Programs, (the “Program”), and concluded October 10, 2002, with total investor contributions of $16,072,000 originally being sold to 647 subscribers of which $14,667,000 were sold to 597 subscribers as general partner interests and $1,405,000 were sold to 50 subscribers as limited partner interests. During 2004, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2006 and 2005 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $299,662 for the three month period ended March 31, 2006. The cost ceiling write-down was caused by lower gas prices at March 31, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2006, is as follows:

Balance, beginning of period	$414,488
Accretion expense	4,396

Balance, end of period	$418,884

4. Related Party Transactions

Mewbourne Development Corporation (“MD”) is managing general partner and Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

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

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 02-A, L.P. was formed February 27, 2002. The offering of limited and general partnership interests began June 26, 2002 and concluded October 10, 2002, with total investor contributions of $16,072,000. During 2004, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 44 wells. 39 wells were productive and 5 wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $442,058 at March 31, 2006.

During the three months ended March 31, 2006, the Partnership made cash distributions to the investor partners in the amount of $1,089,303 as compared to $1,085,752 for the three months ended March 31, 2005. The Partnership expects that cash distributions will continue during 2006 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Oil and gas revenues.

	Three Months Ended March 31,
	2006	2005
Oil and gas sales	$1,023,409	$1,079,323
Barrels produced	1,021	1,065
Mcf produced	141,839	188,876
Average price/bbl	$60.63	$47.08
Average price/mcf	$6.78	$5.45

As shown in the table above, total oil and gas sales decreased $55,914 (5.2%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this decrease, $2,631 and $319,089, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 44 bbls of oil and 47,037 mcf of gas for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. These decreases were partially offset by increases of $14,425 and $251,381, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $60.63 per bbl and $6.78 per mcf for the three months ended March 31, 2006 from $47.08 per bbl and $5.45 per mcf for the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of one well. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well. The wells with a substantial decline in production are not expected to return to previous levels of production.

Interest income. Interest income was $658 during the three months ended March 31, 2006 as compared to $641 during the three month period ended March 31, 2005.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2006 totaled $110,742 and was comparable to $118,470 for the period ended March 31, 2005. Production taxes during the period ended March 31, 2006 totaled $79,678 as compared to $87,215 for the period ended March 31, 2005. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2006 total $254,039 compared to $293,857 for the three month period ended March 31, 2005. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was a cost ceiling write-down of $299,662 for the three month period ended March 31, 2006. The cost ceiling write-down was caused by lower gas prices at March 31, 2006. There was no cost ceiling write-down for the three month period ended March 31, 2005.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2006 total $68,734 compared to $54,132 for the period ended March 31, 2005. The overall increase is due to increased administrative expenses allocated to the partnership by “MOC” and higher general expenses for reporting costs.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of it’s disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that it’s disclosure controls and procedures are effective as of March 31, 2006 for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There were no changes in MD’s internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Date: May 22, 2006

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