Form 10-Q
period 2007-03-31
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2007-05-15
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Mewbourne Energy Partners 02-A, L.P.

Mewbourne Energy Partners 02-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash	$20,654	$3,099
Accounts receivable, affiliate	447,092	540,425

Total current assets	467,746	543,524

Oil and gas properties at cost, full cost method	17,180,097	17,171,360
Less accumulated depreciation, depletion, amortization and impairment	(11,196,979)	(11,096,086)

	5,983,118	6,075,274

Total assets	$6,450,864	$6,618,798

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$151,557	$148,457

Asset retirement obligation	436,652	432,070

Partners’ capital	5,862,655	6,038,271

Total liabilities and partners’ capital	$6,450,864	$6,618,798

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues and other income:

Oil and gas sales	$672,644	$1,023,409
Interest income	494	658

Total revenues and other income	673,138	1,024,067

Expenses:

Lease operating expense	127,548	110,742
Production taxes	53,550	79,678
Administrative and general expense	36,796	68,734
Depreciation, depletion, and amortization	100,893	254,039
Cost ceiling write-down	—	299,662
Asset retirement obligation accretion	4,582	4,396

Net income	$349,769	$206,816

Basic and diluted net income per limited partner interest (16,072 interests outstanding)	$21.76	$12.87

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

CONDNESED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$349,769	$206,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	100,893	254,039
Cost ceiling write-down	—	299,662
Asset retirement obligation accretion	4,582	4,396
Changes in operating assets and liabilities:
Accounts receivable, affiliate	93,333	305,310
Accounts payable, affiliate	3,100	46,406

Net cash provided by operating activities	551,677	1,116,629

Cash flows from investing activities:
Purchase and development of oil and gas properties	(8,737)	(23,382)

Net cash used in investing activities	(8,737)	(23,382)

Cash flows from financing activities:
Cash distributions to partners	(525,385)	(1,089,303)

Net cash used in financing activities	(525,385)	(1,089,303)

Net increase in cash	17,555	3,944

Cash, beginning of period	3,099	913

Cash, end of period	$20,654	$4,857

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2007

(Unaudited)

Partners Capital
Balance at December 31, 2006	$6,038,271
Cash distributions	(525,385)
Net income	349,769

Balance at March 31, 2007	$5,862,655

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2006, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 02-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 27, 2002. The offering of limited and general partnership interests began June 26, 2002 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Program, (the “Program”), and concluded October 10, 2002, with total investor contributions of $16,072,000 originally being sold to 647 subscribers of which $14,667,000 were sold to 597 subscribers as general partner interests and $1,405,000 were sold to 50 subscribers as limited partner interests. During 2004, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2007 and 2006 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the three months period ended March 31, 2007. There was a cost ceiling write-down of $299,662 for the three month period ended March 31, 2006.

3.	Asset Retirement Obligations

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2007 and for the year ended December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$432,070	$414,488
Accretion expense	4,582	17,582

Balance, end of period	$436,652	$432,070

4.	Related Party Transactions

In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to owners of the well for which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Services and operator charges are billed in accordance with the program and partnership agreements.

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

Liquidity and Capital Resources

Mewbourne Energy Partners 02-A, L.P. was formed February 27, 2002. The offering of limited and general partnership interests began June 26, 2002 and concluded October 10, 2002, with total investor contributions of $16,072,000. During 2004, all general partner equity interests were converted to limited partner equity interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 44 wells. 39 wells were productive and 5 wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $316,189 at March 31, 2007.

During the three months ended March 31, 2007, the Partnership made cash distributions to the investor partners in the amount of $525,385 as compared to $1,089,303 for the three months ended March 31, 2006. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Oil and gas revenues.

	Three Months Ended March 31,
	2007	2006
Oil and gas sales	$672,644	$1,023,409
Barrels produced	579	1,021
Mcf produced	100,911	141,839
Average price/bbl	$54.80	$60.63
Average price/mcf	$6.35	$6.78

As shown in the table above, total oil and gas sales decreased $350,765 (34.3%) for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Of this decrease, $24,246 and $259,749, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 442 bbls of oil and 40,928 mcf of gas for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Additional decreases of $5,958 and $60,812, respectively, were related to decreases in the average prices of oil and gas sold. Average oil and gas prices decreased to $54.80 per bbl and $6.35 per mcf for the three months ended March 31, 2007 from $60.63 per bbl and $6.78 per mcf for the three months ended March 31, 2006. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of three wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well. The wells with a substantial decline in production are not expected to return to previous levels of production.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2007 totaled $127,548 as compared to $110,742 for the period ended March 31, 2006. Production taxes during the period ended March 31, 2007 totaled $53,550 as compared to $79,678 for the period ended March 31, 2006. Lease operating expense increased primarily due to well repair and maintenance expenses for one well in the period ended March 31, 2007. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2007 total $100,893 compared to $254,039 for the three month period ended March 31, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the three month period ended March 31, 2007. There was a cost ceiling write-down of $299,662 for the three month period ended March 31, 2006.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2007 total $36,796 compared to $68,734 for the period ended March 31, 2006. The overall decrease is due to decreased administrative expenses allocated to the partnership by “MOC” and lower general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2007, a 10% change in the price received for natural gas production would have had an approximate $67,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended March 31, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Mewbourne Energy Partners 02-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner
Date: May 15, 2007

	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.