Form 10-Q
period 2007-06-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2007-08-14
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Mewbourne Energy Partners 02-A, L.P.

Mewbourne Energy Partners 02-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash	$784	$3,099
Accounts receivable, affiliate	488,557	540,425

Total current assets	489,341	543,524

Oil and gas properties at cost, full cost method	17,179,936	17,171,360
Less accumulated depreciation, depletion, amortization and impairment	(11,310,363)	(11,096,086)

	5,869,573	6,075,274

Total assets	$6,358,914	$6,618,798

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$252,411	$148,457
Asset retirement obligation	441,234	432,070
Partners’ capital	5,665,269	6,038,271

Total liabilities and partners’ capital	$6,358,914	$6,618,798

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2007 and 2006 and

the six months ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues and other income:
Oil and gas sales	$738,248	$825,753	$1,410,892	$1,849,162
Interest income	315	808	809	1,466

Total revenues and other income	738,563	826,561	1,411,701	1,850,628

Expenses:
Lease operating expense	102,600	111,696	230,148	222,438
Production taxes	59,000	64,561	112,550	144,239
Administrative and general expense	52,285	47,592	89,081	116,326
Depreciation, depletion, and amortization	113,384	255,056	214,277	509,095
Cost ceiling write-down	—	989,963	—	1,289,625
Asset retirement obligation accretion	4,582	4,395	9,164	8,791

Net income (loss)	$406,712	$(646,702)	$756,481	$(439,886)

Basic and diluted net income (loss) per limited partner interest (16,072 interests outstanding)	$25.31	$(40.24)	$47.07	$(27.37)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$756,481	$(439,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	214,277	509,095
Cost ceiling write-down	—	1,289,625
Asset retirement obligation accretion	9,164	8,791
Changes in operating assets and liabilities:
Accounts receivable, affiliate	51,868	400,856
Accounts payable, affiliate	103,954	(8,746)

Net cash provided by operating activities	1,135,744	1,759,735

Cash flows from investing activities:
Purchase and development of oil and gas properties	(8,576)	(33,738)

Net cash used in investing activities	(8,576)	(33,738)

Cash flows from financing activities:
Cash distributions to partners	(1,129,483)	(1,715,834)

Net cash used in financing activities	(1,129,483)	(1,715,834)

Net increase (decrease) in cash	(2,315)	10,163
Cash, beginning of period	3,099	913

Cash, end of period	$784	$11,076

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2007

(Unaudited)

Partners Capital
Balance at December 31, 2006	$6,038,271
Cash distributions	(1,129,483)
Net income	756,481

Balance at June 30, 2007	$5,665,269

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2007 and 2006 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the six months period ended June 30, 2007. There was a cost ceiling write-down of $1,289,625 for the six month period ended June 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2007 and for the year ended December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$432,070	$414,488
Accretion expense	9,164	17,582

Balance, end of period	$441,234	$432,070

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $236,930 at June 30, 2007.

During the six months ended June 30, 2007, the Partnership made cash distributions to the investor partners in the amount of $1,129,483 as compared to $1,715,834 for the six months ended June 30, 2006. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Oil and gas revenues.

	Three Months Ended June 30,
	2007	2006
Oil and gas sales	$738,248	$825,753
Barrels produced	764	778
Mcf produced	106,501	142,043
Average price/bbl	$60.53	$69.73
Average price/mcf	$6.50	$5.43

As shown in the table above, total oil and gas sales decreased $87,505 (10.6%) for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Of this decrease, $835 and $231,280, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 14 bbls of oil and 35,542 mcf of gas for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. An additional decrease of $7,160 was related to a decrease in the average price of oil sold. Average oil prices decreased to $60.53 per bbl for the three months ended June 30, 2007 from $69.73 per bbl for the three months ended June 30, 2006. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by an increase of $151,770 related to an increase in the average price of gas sold. Average gas prices increased to $6.50 per mcf for the three months ended June 30, 2007 from $5.43 per mcf for the three months ended June 30, 2006.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2007 totaled $102,600 as compared to $111,696 for the period ended June 30, 2006. Production taxes during the period ended June 30, 2007 totaled $59,000 as compared to $64,561 for the period ended June 30, 2006. Lease operating expense decreased primarily due to well repair and maintenance expenses for two wells in the period ended June 30, 2006 as compared to no well repair and maintenance expenses the period ended June 30, 2007. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2007 total $113,384 compared to $255,056 for the three month period ended June 30, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the three month period ended June 30, 2007. There was a cost ceiling write-down of $989,963 for the three month period ended June 30, 2006, which was caused by the lower gas price at June 30, 2006.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2007 total $52,285 compared to $47,592 for the period ended June 30, 2006. The overall increase is due to decreased administrative expenses allocated to the partnership by “MOC” and higher general expenses for reporting costs.

Six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Oil and gas revenues

	Six Months Ended June 30,
	2007	2006
Oil and gas sales	$1,410,892	$1,849,162
Barrels produced	1,343	1,799
Mcf produced	207,412	283,882
Average price/bbl	$58.06	$64.57
Average price/mcf	$6.43	$6.10

As shown in the table above, total oil and gas sales decreased $438,270 (23.7%) for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Of this decrease, $26,489 and $492,433, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 456 bbls of oil and 76,470 mcf of gas for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. An additional decrease of $11,710 was related to a decrease in the average price of oil sold. Average oil prices decreased to $58.06 per bbl for the six months ended June 30, 2007 from $64.57 per bbl for the six months ended June 30, 2006. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of three wells, and was offset by the substantial increase in the production of one well. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by an increase of $92,362 related to an increase in the average price of gas sold. Average gas prices increased to $6.43 per mcf for the six months ended June 30, 2007 from $6.10 per mcf for the six months ended June 30, 2006.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2007 total $230,148 and was comparable to $222,438 for the period ended June 30, 2006. Production taxes during the period ended June 30, 2007 total $89,081 as compared to $116,326 for the period ended June 30, 2006. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2007 total $214,277, compared to $509,095 for the six month period ended June 30, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the six month period ended June 30, 2007. There was a cost ceiling write-down of $1,289,625 for the six month period ended June 30, 2006, which was caused by the lower gas price at June 30, 2006.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2007 total $89,081 compared to $116,326 for the period ended June 30, 2006. The overall decrease is due to decreased administrative expenses allocated to the partnership by “MOC” and lower general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2007, a 10% change in the price received for natural gas production would have had an approximate $133,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended June 30, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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
Date: August 14, 2007

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