Form 10-Q
period 2008-03-31
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2008-05-13
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

MEWBOURNE ENERGY PARTNERS 02-A, LP

MEWBOURNE ENERGY PARTNERS 02-A, LP

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash	$48,512	$318
Accounts receivable, affiliate	519,373	448,231

Total current assets	567,885	448,549

Oil and gas properties at cost, full-cost method	17,258,853	17,255,670
Less accumulated depreciation, depletion, amortization and impairment	(11,612,625)	(11,515,336)

	5,646,228	5,740,334

Total assets	$6,214,113	$6,188,883

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$120,189	$221,897

Total current liabilities	120,189	221,897

Asset retirement obligation	456,617	450,304

Limited partners’ capital	5,637,307	5,516,682

Total liabilities and partners’ capital	$6,214,113	$6,188,883

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, LP

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues and other income
Oil and gas sales	$766,596	$672,644
Interest income	152	494

Total revenues and other income	766,748	673,138

Expenses
Lease operating expense	111,367	127,548
Production taxes	62,336	53,550
Administrative and general expense	25,418	36,796
Depreciation, depletion, and amortization	97,289	100,893
Asset retirement obligation accretion	4,709	4,582

Total expenses	301,119	323,369

Net income	$465,629	$349,769

Basic and diluted net income per limited partner interest (16,072 interests outstanding)	$28.97	$21.76

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, LP

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$465,629	$349,769
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation, depletion, and amortization	97,289	100,893
Asset retirement obligation accretion	4,709	4,582
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(71,142)	93,333
Accounts payable, affiliate	(101,708)	3,100

Net cash provided by operating activities	394,777	551,677

Cash flows from investing activities:
Purchase and development of oil and gas properties	(1,579)	(8,737)

Net cash used in investing activities	(1,579)	(8,737)

Cash flows from financing activites:
Cash distributions to partners	(345,004)	(525,385)

Net cash used in financing activities	(345,004)	(525,385)

Net increase in cash	48,194	17,555
Cash, beginning of period	318	3,099

Cash, end of period	$48,512	$20,654

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, LP

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2008

(Unaudited)

Partners’ Capital
Balance at December 31, 2007	$5,516,682

Cash distributions	(345,004)

Net income	465,629

Balance at March 31, 2008	$5,637,307

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 02-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2007, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. However, the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities. The adoption of SFAS No. 157 did not impact our financial position, results of operations, or cash flows. We are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Non-financial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing.

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 02-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 27, 2002. The offering of limited and general partnership interests began June 26, 2002 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Program, (the “Program”), and concluded October 10, 2002, with total investor contributions of $16,072,000 originally being sold to 647 subscribers of which $14,667,000 were sold to 597 subscribers as general partner interests and $1,405,000 were sold to 50 subscribers as limited partner interests. During 2004, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2008 and 2007, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves. Unproven property is assessed for impairment based on the lower of cost or fair value. There were no cost ceiling write-downs for the three month periods ended March 31, 2008 and 2007.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2008 and the year ended December 31, 2007 is as follows:

	2008	2007
Balance, beginning of period	$450,304	$432,070
Liabilities incurred	1,604	—
Accretion expense	4,709	18,234

Balance, end of period	$456,617	$450,304

4.	Related Party Transactions

In accordance with the laws of the State of Delaware Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of forty-four wells. Thirty-nine wells were productive and five wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $447,696 at March 31, 2008.

During the three months ended March 31, 2008, the Partnership made cash distributions to the investor partners in the amount of $345,004 as compared to $525,385 for the three months ended March 31, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

Oil and gas revenues

	Three Months Ended March 31,
	2008	2007
Oil and gas sales	$766,596	$672,644
Barrels produced	342	579
Mcf produced	101,183	100,911
Average price/bbl	$94.24	$54.80
Average price/mcf	$7.26	$6.35

As shown in the table above, total oil and gas sales increased $93,952 (14.0%) for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Of this increase, $22,824 and $91,439, respectively, related to increases in the average price of oil and gas sold. Average oil and gas prices increased to $94.24 per bbl and $7.26 per mcf for the three months ended March 31, 2008 from $54.80 per bbl and $6.35 per mcf for the three months ended March 31, 2007. An additional increase of $1,973 was due to an increase in the volume of gas sold. Volumes of gas sold increased 272 mcf of gas for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. These increases were partially offset by a decrease of $22,285 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 237 bbls of oil for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease in volumes of oil sold was due to normal declines in production, which in some wells was substantial.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2008 totaled $111,367 compared to $127,548 for the period ended March 31, 2007. Production taxes during the period ended March 31, 2008 totaled $62,336 as compared to $53,550 for the period ended March 31, 2007. Lease operating expense declined due to fewer well repairs, while the increase in production taxes was due to the increases in oil and gas revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2008 total $97,289, compared to $100,893 for the three month period ended March 31, 2007. The decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2008 totaled $25,418 compared to $36,796 for the period ended March 31, 2007. The overall decrease was due to decreased administrative expenses allocable to the partnership during the period ended March 31, 2008 and lower general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2008, a 10% change in the price received for natural gas production would have had an approximate $73,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended March 31, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: May 13, 2008

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