Form 10-Q
period 2008-06-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2008-08-14
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash	$37,729	$318
Accounts receivable, affiliate	631,574	448,231

Total current assets	669,303	448,549

Oil and gas properties at cost, full-cost method	17,255,675	17,255,670
Less accumulated depreciation, depletion, amortization and impairment	(11,701,688)	(11,515,336)

	5,553,987	5,740,334

Total assets	$6,223,290	$6,188,883

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$135,783	$221,897

Total current liabilities	135,783	221,897

Asset retirement obligation	461,326	450,304

Partners’ capital	5,626,181	5,516,682

Total liabilities and partners’ capital	$6,223,290	$6,188,883

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2008 and 2007 and

the six months ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues and other income
Oil and gas sales	$956,148	$738,248	$1,722,744	$1,410,892
Interest income	173	315	325	809

Total revenues and other income	956,321	738,563	1,723,069	1,411,701

Expenses
Lease operating expense	139,679	102,600	251,046	230,148
Production taxes	76,678	59,000	139,014	112,550
Administrative and general expense	56,158	52,285	81,576	89,081
Depreciation, depletion, and amortization	89,063	113,384	186,352	214,277
Asset retirement obligation accretion	4,709	4,582	9,418	9,164

Total expenses	366,287	331,851	667,406	655,220

Net income	$590,034	$406,712	$1,055,663	$756,481

Basic and diluted net income per limited partner interest (16,072 interests outstanding)	$36.71	$25.31	$65.68	$47.07

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,055,663	$756,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	186,352	214,277
Asset retirement obligation accretion	9,418	9,164
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(183,343)	51,868
Accounts payable, affiliate	(86,114)	103,954

Net cash provided by operating activities	981,976	1,135,744

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	3,179	—
Purchase and development of oil and gas properties	(1,580)	(8,576)

Net cash provided by (used in) investing activities	1,599	(8,576)

Cash flows from financing activites:
Cash distributions to partners	(946,164)	(1,129,483)

Net cash used in financing activities	(946,164)	(1,129,483)

Net increase (decrease) in cash	37,411	(2,315)
Cash, beginning of period	318	3,099

Cash, end of period	$37,729	$784

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$1,604

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2008

(Unaudited)

Partners’ Capital
Balance at December 31, 2007	$5,516,682

Cash distributions	(946,164)

Net income	1,055,663

Balance at June 30, 2008	$5,626,181

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 02-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 27, 2002. The offering of limited and general partnership interests began June 26, 2002 as a part of an offering registered under the name Mewbourne Energy Partners 02-03 Drilling Program, (the “Program”), and concluded October 10, 2002, with total investor contributions of $16,072,000 originally being sold to 647 subscribers of which $14,667,000 were sold to 597 subscribers as general partner interests and $1,405,000 were sold to 50 subscribers as limited partner interests. During 2004, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2008 and 2007, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2008 and the year ended December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Balance, beginning of period	$450,304	$432,070
Liabilities incurred	1,604	—
Accretion expense	9,418	18,234

Balance, end of period	$461,326	$450,304

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $533,520 at June 30, 2008.

During the six months ended June 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $946,164 as compared to $1,129,483 for the six months ended June 30, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2008 as compared to the three months ended June 30, 2007

Oil and gas revenues	Three Months Ended June 30,
	2008	2007
Oil and gas sales	$956,148	$738,248
Barrels produced	975	764
Mcf produced	99,364	106,501
Average price/bbl	$116.07	$60.53
Average price/mcf	$8.48	$6.50

As shown in the table above, total oil and gas sales increased $217,900 (29.5%) for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Of this increase, $24,522 was related to an increase in the volume of oil sold. This was more than offset by a reduction in revenue of $60,540 from a decrease in the volume of gas sold. The volume of oil sold increased by 211 bbls and the volume of gas decreased by 7,137 mcfs for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease in the volume sold was primarily due to normal declines in production.

The net decrease in revenue due to the changes in volume were more than offset by increases of $42,438 and $211,480, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $116.07 per bbl and $8.48 per mcf for the three months ended June 30, 2008 from $60.53 per bbl and $6.50 per mcf for the three months ended June 30, 2007.

Production taxes. Production taxes during the three month period ended June 30, 2008 increased to $76,678 from $59,000 for the three month period ended June 30, 2007 due to increased revenue.

Lease operations. Lease operating expense during the three month period ended June 30, 2008 increased to $139,679 from $102,600 for the three month period ended June 30, 2007 due to well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2008 decreased to $89,063 from $113,384 for the three month period ended June 30, 2007. The decrease was due to the decline in production volumes.

Results of Operations

Six months ended June 30, 2008 as compared to the six months ended June 30, 2007

Oil and gas revenues	Six Months Ended June 30,
	2008	2007
Oil and gas sales	$1,722,744	$1,410,892
Barrels produced	1,318	1,343
Mcf produced	200,547	207,412
Average price/bbl	$110.40	$58.06
Average price/mcf	$7.86	$6.43

As shown in the table above, total oil and gas sales increased $311,852 (22.1%) for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Of this increase, $70,283 and $298,340, respectively, were related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $110.40 per bbl and $7.86 per mcf for the six months ended June 30, 2008, as compared to $58.06 per bbl and $6.43 per mcf for the six months ended June 30, 2007.

The above increases in oil and gas revenue due to higher prices were partially offset by reductions of $2,783 and $53,988, respectively, due to decreases in the volumes of oil and gas sold. The volumes sold decreased 25 bbls and 6,865 mcfs, respectively, as compared to the six months ended June 30, 2007. This decrease in volumes sold was primarily due to normal declines in production.

Production taxes. Production taxes during the six month period ended June 30, 2008 increased to $139,014 from $112,550 for the six month period ended June 30, 2007 due to increased revenue.

Lease operations. Lease operating expense during the six month period ended June 30, 2008 increased to $251,046 from $230,148 for the six month period ended June 30, 2007 due to well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2008 decreased to $186,352 from $214,277 for the six month period ended June 30, 2007. The decrease was due to the decline in production volumes.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $158,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended June 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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
Date: August 14, 2008

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