Form 10-Q
period 2008-09-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2008-11-14
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

INDEX

Page No.

Part 1 - Financial Information

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2008 and 2007	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2008	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Disclosure Controls and Procedures	13

Part II - Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash	$32,787	$318
Accounts receivable, affiliate	514,021	448,231

Total current assets	546,808	448,549

Oil and gas properties at cost, full-cost method	17,259,020	17,255,670
Less accumulated depreciation, depletion, amortization and impairment	(11,797,935)	(11,515,336)

	5,461,085	5,740,334

Total assets	$6,007,893	$6,188,883

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$93,313	$221,897

Total current liabilities	93,313	221,897

Asset retirement obligation	458,359	450,304

Partners’ capital	5,456,221	5,516,682

Total liabilities and partners’ capital	$6,007,893	$6,188,883

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2008 and 2007 and

the nine months ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues and other income
Oil sales	$95,906	$37,508	$241,369	$115,472
Gas sales	710,509	533,081	2,287,790	1,866,009
Interest income	85	314	410	1,123

Total revenues and other income	806,500	570,903	2,529,569	1,982,604

Expenses
Lease operating expense	127,353	109,549	378,399	339,697
Production taxes	64,057	44,702	203,071	157,252
Administrative and general expense	34,832	30,483	116,408	119,564
Depreciation, depletion, and amortization	96,247	103,850	282,599	318,127
Asset retirement obligation accretion	3,078	4,579	12,496	13,743

Total expenses	325,567	293,163	992,973	948,383

Net income	$480,933	$277,740	$1,536,596	$1,034,221

Basic and diluted net income per limited partner interest (16,072 interests outstanding)	$29.92	$17.28	$95.61	$64.35

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,536,596	$1,034,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	282,599	318,127
Asset retirement obligation accretion	12,496	13,743
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(65,790)	160,838
Accounts payable, affiliate	(128,584)	52,353

Net cash provided by operating activities	1,637,317	1,579,282

Cash flows from investing activities:
Purchase and development of oil and gas properties	(7,791)	(7,596)

Net cash used in investing activities	(7,791)	(7,596)

Cash flows from financing activites:
Cash distributions to partners	(1,597,057)	(1,570,695)

Net cash used in financing activities	(1,597,057)	(1,570,695)

Net increase in cash	32,469	991
Cash, beginning of period	318	3,099

Cash, end of period	$32,787	$4,090

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(4,441)	$—

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2008

(Unaudited)

Partners’ Capital
Balance at December 31, 2007	$5,516,682
Cash distributions	(1,597,057)
Net income	1,536,596

Balance at September 30, 2008	$5,456,221

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2008 and 2007, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2008 and the year ended December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Balance, beginning of period	$450,304	$432,070
Liabilities incurred	1,604	—
Liabilities reduced	(6,045)	—
Accretion expense	12,496	18,234

Balance, end of period	$458,359	$450,304

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $453,495 at September 30, 2008.

During the nine months ended September 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $1,597,057 as compared to $1,570,695 for the nine months ended September 30, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007:

	Three Months Ended September 30,
	2008	2007
Oil sales	$95,906	$37,508
Barrels produced	848	505
Average price/bbl	$113.10	$74.34
Gas sales	$710,509	$533,081
Mcf produced	90,973	99,118
Average price/mcf	$7.81	$5.38

Oil and gas revenues. As shown in the table above, total oil and gas sales rose by $235,826, a 41.3% increase, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Of this increase, $19,606 and $241,041 were due to increases in the average prices in oil and gas sold, respectively. Average prices rose to $113.10 from $74.34 per bbl and to $7.81 from $5.38 per mcf for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Also, an increase in the volume of oil sold by 343 bbls resulted in an additional growth in sales of $38,792, which was a result of increased production at the wellhead.

The above increases were partially offset by a reduction in gas sales of $63,613 which was from an 8,145 mcf decrease in the volume of gas sold. This reduction was related to normal declines in production.

Production taxes. Production taxes during the three month period ended September 30, 2008 increased to $64,057 from $44,702 for the three month period ended September 30, 2007 due to increased revenue.

Lease operations. Lease operating expense during the three month period ended September 30, 2008 increased to $127,353 from $109,549 for the three month period ended September 30, 2007 due to well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2008 decreased to $96,247 from $103,850 for the three month period ended September 30, 2007. The decrease was due to the normal depletion in reserves from prior periods.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2008 increased to $34,832 from $30,483 for the three month period ended September 30, 2007. The overall increase was due to increased administrative expenses allocable to the Partnership for the three month period ended September 30, 2008.

Results of Operations

For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

	Nine Months Ended September 30,
	2008	2007
Oil sales	$241,369	$115,472
Barrels produced	2,165	1,847
Average price/bbl	$111.49	$62.51
Gas sales	$2,287,790	$1,866,009
Mcf produced	291,520	306,529
Average price/mcf	$7.85	$6.09

Oil and gas revenues. As shown in the table above, total oil and gas sales rose by $547,678, a 27.6% increase, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Of this increase, $90,444 and $539,569 were due to increases in the average prices in oil and gas sold, respectively. Average prices rose to $111.49 from $62.51 per bbl and to $7.85 from $6.09 per mcf for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Also, an increase in the volume of oil sold by 318 bbls resulted in an additional growth in sales of $35,453. This was the result of increased production at the wellhead.

The above increases were partially offset by a reduction in revenue of $117,788 due to a 15,009 mcf decrease in the volume of gas sold. This reduction was a result of normal declines in production.

Production taxes. Production taxes during the nine month period ended September 30, 2008 increased to $203,071 from $157,252 for the nine month period ended September 30, 2007 due to increased revenue.

Lease operations. Lease operating expense during the nine month period ended September 30, 2008 increased to $378,399 from $339,697 for the nine month period ended September 30, 2007 due to well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2008 decreased to $282,599 from $318,127 for the nine month period ended September 30, 2007. The decrease was due to the normal depletion in reserves from prior periods.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2008 decreased to $116,408 from $119,564 for the nine month period ended September 30, 2007. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the nine month period ended September 30, 2008.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $229,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended September 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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
Date: November 14, 2008

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