Form 10-Q
period 2009-09-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2009-11-16
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash	$5,979	$82,881
Accounts receivable, affiliate	171,478	334,664
Accounts receivable, other	-	2,680

Total current assets	177,457	420,225

Oil and gas properties at cost, full-cost method	17,274,483	17,258,752
Less accumulated depreciation, depletion, amortization and impairment	(14,395,512)	(11,882,499)

	2,878,971	5,376,253

Total assets	$3,056,428	$5,796,478

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$69,270	$83,025

Total current liabilities	69,270	83,025

Asset retirement obligation	477,497	462,992

Partners’ capital	2,509,661	5,250,461

Total liabilities and partners’ capital	$3,056,428	$5,796,478

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2009 and 2008 and

the nine months ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Revenues and other income:
Oil sales	$35,844	$95,906	$100,693	$241,369
Gas sales	242,297	710,509	837,392	2,287,790
Interest income	5	85	69	410

Total revenues and other income	278,146	806,500	938,154	2,529,569

Expenses:
Lease operating expense	98,960	127,353	300,041	378,399
Production taxes	21,639	64,057	73,148	203,071
Administrative and general expense	1,392	34,832	62,792	116,408
Depreciation, depletion, and amortization	50,442	96,247	194,238	282,599
Cost ceiling write-down	-	-	2,318,775	-
Asset retirement obligation accretion	4,835	3,078	14,505	12,496

Total expenses	177,268	325,567	2,963,499	992,973

Net income (loss)	$100,878	$480,933	$(2,025,345)	$1,536,596

Basic and diluted net income (loss) per partner interest
(16,072 interests outstanding)	$6.28	$29.92	$(126.02)	$95.61

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2009 and 2008

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,025,345)	$1,536,596
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	194,238	282,599
Cost ceiling write-down	2,318,775	-
Asset retirement obligation accretion	14,505	12,496
Changes in operating assets and liabilities:
Accounts receivable, affiliate	163,186	(65,790)
Accounts receivable, other	2,680	-
Accounts payable, affiliate	(13,755)	(128,584)

Net cash provided by operating activities	654,284	1,637,317

Cash flows from investing activities:
Purchase and development of oil and gas properties	(15,731)	(7,791)

Net cash used in investing activities	(15,731)	(7,791)

Cash flows from financing activities:
Cash distributions to partners	(715,455)	(1,597,057)

Net cash used in financing activities	(715,455)	(1,597,057)

Net increase (decrease) in cash	(76,902)	32,469

Cash, beginning of period	82,881	318

Cash, end of period	$5,979	$32,787

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$-	$(4,441)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2009

(Unaudited)

Partners’ Capital

Balance at December 31, 2008	$5,250,461

Cash distributions	(715,455)

Net loss	(2,025,345)

Balance at September 30, 2009	$2,509,661

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year. We have evaluated the impact on these condensed financial statements of all subsequent events through November 16, 2009, the date the financial statements were issued.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2009 and 2008, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $2,318,775 at March 31, 2009 but none at June 30, 2009 or September 30, 2009. There were no cost ceiling write-downs during the nine months ended September 30, 2008.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2009 and the year ended December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008
Balance, beginning of period	$462,992	$450,304
Liabilities incurred	-	1,604
Liabilities reduced	-	(6,045)
Accretion expense	14,505	17,129

Balance, end of period	$477,497	$462,992

4.	Related Party Transactions

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

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus ..25% of the capital contributions of limited and general partners.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $108,187 at September 30, 2009.

During the nine months ended September 30, 2009, the Partnership made cash distributions to the investor partners in the amount of $715,455 as compared to $1,597,057 for the nine months ended September 30, 2008. The Partnership expects that cash distributions will continue during 2009 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008:

	Three Months Ended September 30,
	2009	2008
Oil sales	$35,844	$95,906
Barrels produced	557	848
Average price/bbl	$64.35	$113.10

Gas sales	$242,297	$710,509
Mcf produced	80,637	90,973
Average price/mcf	$3.00	$7.81

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $528,274, a 65.5% decline, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Of this decrease, $41,336 and $437,155 were due to decreases in the average prices of oil and gas sold, respectively. Average prices fell to $64.35 from $113.10 per bbl and to $3.00 from $7.81 per mcf for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. In addition, $18,726 and $31,057 were due to decreases in the volumes of oil and gas sold by 291 bbls of oil and 10,336 mcf of gas. The decrease in volumes sold was primarily due to normal declines in production.

Lease operations. Lease operating expense during the three month period ended September 30, 2009 decreased to $98,960 from $127,353 due to fewer well repairs and workovers in the three month period ended September 30, 2009.

Production taxes. Production taxes during the three month period ended September 30, 2009 decreased to $21,639 from $64,057 for the three month period ended September 30, 2008 due to lower revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2009 decreased to $1,392 from $34,832 for the three month period ended September 30, 2008. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the three month period ended September 30, 2009 and lower general expenses and credits for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2009 decreased to $50,442 from $96,247 for the three month period ended September 30, 2008 due to a lower amortizable base at September 30, 2009. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down of $2,318,775.

Results of Operations

For the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008:

	Nine Months Ended September 30,
	2009	2008
Oil sales	$100,693	$241,369
Barrels produced	1,912	2,165
Average price/bbl	$52.66	$111.49

Gas sales	$837,392	$2,287,790
Mcf produced	221,913	291,520
Average price/mcf	$3.77	$7.85

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $1,591,074, a 62.9% decline, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Of this decrease, $127,352 and $1,187,735 were due to decreases in the average prices of oil and gas sold, respectively. Average prices fell to $52.66 from $111.49 per bbl and to $3.77 from $7.85 per mcf for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. In addition, $13,324 and $262,663 were due to decreases in the volumes of oil and gas sold by 253 bbls of oil and 69,607 mcf of gas, respectively. The decrease in volumes sold was primarily due to normal declines in production.

Lease operations. Lease operating expense during the nine month period ended September 30, 2009 decreased to $300,041 from $378,399 due to fewer well repairs and workovers in the nine month period ended September 30, 2009.

Production taxes. Production taxes during the nine month period ended September 30, 2009 decreased to $73,148 from $203,071 for the nine month period ended September 30, 2008 due to lower revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2009 decreased to $62,792 from $116,408 for the nine month period ended September 30, 2008. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the nine month period ended September 30, 2009 and lower general expenses and credits for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2009 decreased to $194,238 from $282,599 for the nine month period ended September 30, 2008 due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down. There was a cost ceiling write-down of $2,318,775 at March 31, 2009 but no write-down at June 30, 2009 or September 30, 2009. The write-down was the result of lower oil and gas prices on that date. There were no cost ceiling write-downs during the nine months ended September 30, 2008.

New Accounting Pronouncements

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the Financial Accounting Standards Board (“FASB”). Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective July 1, 2009, the Partnership will describe the authoritative guidance used within the footnotes but will cease using numerical references. The accounting standards codification does not change or alter existing US GAAP, and there is no expected impact on the Partnership’s financial position, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Partnership’s financial position and results of operations.

Accounting for Transfers of Financial Assets. In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009. The Partnership does not anticipate any impact of the guidance on its financial position and results of operations.

Modernization of Natural Gas and Oil Reporting. In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In addition to changing the definition and disclosure requirements for natural gas and oil reserves, the Final Rule changes the requirements for determining quantities of natural gas and oil reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for natural gas and oil activities. The amendments are designed to modernize the requirements for the determination of natural gas and oil reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form10-K for fiscal years ending on or after December 31, 2009. The Partnership currently is assessing the impact of adoption but does not expect that it will have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2009, a 10% change in the price received for natural gas production would have had an approximate $84,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2008 annual report on internal control over financial reporting, and for the quarter ended September 30, 2009, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date:                 November 16, 2009

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