Form 10-Q
period 2010-06-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2010-08-16
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2010

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

Large accelerated filer [ ]	Accelerated filer	[	]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X	]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]   No [X]

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash	$22,844	$11,324
Accounts receivable, affiliate	213,853	239,039
Prepaid state taxes	4,400	2,680

Total current assets	241,097	253,043

Oil and gas properties at cost, full-cost method	17,262,960	17,258,635
Less accumulated depreciation, depletion, amortization and impairment	(14,515,904)	(14,438,360)

	2,747,056	2,820,275

Total assets	$2,988,153	$3,073,318

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$53,465	$38,899

Total current liabilities	53,465	38,899

Asset retirement obligation	492,312	482,332

Partners’ capital	2,442,376	2,552,087

Total liabilities and partners’ capital	$2,988,153	$3,073,318

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2010 and 2009 and

the six months ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$40,126	$48,297	$73,823	$64,849
Gas sales	286,323	185,313	624,417	595,095
Interest income	42	33	74	64

Total revenues and other income	326,491	233,643	698,314	660,008

Expenses:
Lease operating expense	86,469	95,428	203,695	201,081
Production taxes	25,269	16,705	52,349	51,509
Administrative and general expense	26,889	40,783	43,372	61,400
Depreciation, depletion, and amortization	39,965	43,803	77,544	143,796
Cost ceiling write-down	-	-	-	2,318,775
Asset retirement obligation accretion	4,954	4,835	9,980	9,670

Total expenses	183,546	201,554	386,940	2,786,231

Net income (loss)	$142,945	$32,089	$311,374	$(2,126,223)

Basic and diluted net income (loss) per partner interest (16,072 interests outstanding)	$8.89	$2.00	$19.37	$(132.29)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 311,374	$ (2,126,223)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	77,544	143,796
Cost ceiling write-down	-	2,318,775
Asset retirement obligation accretion	9,980	9,670
Changes in operating assets and liabilities:
Accounts receivable, affiliate	25,186	169,294
Prepaid state taxes	(1,720)	2,680
Accounts payable, affiliate	14,566	(9,579)

Net cash provided by operating activities	436,930	508,413

Cash flows from investing activities:
Purchase and development of oil and gas properties	(4,325)	(95)

Net cash used in investing activities	(4,325)	(95)

Cash flows from financing activities:
Cash distributions to partners	(421,085)	(589,171)

Net cash used in financing activities	(421,085)	(589,171)

Net increase (decrease) in cash	11,520	(80,853)

Cash, beginning of period	11,324	82,881

Cash, end of period	$ 22,844	$ 2,028

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2010

(Unaudited)

Partners’ Capital

Balance at December 31, 2009	$2,552,087

Cash distributions	(421,085)

Net income	311,374

Balance at June 30, 2010	$2,442,376

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

New Accounting Pronouncements

On April 20, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-14, “Accounting for Extractive Activities - Oil and Gas: Amendments to Paragraph 932-10-S99-1” to make the definitions in Accounting Standards Codification (ASC) 932-10-S99-1 consistent with those in the SEC Final Rule, Modernization of Oil and Gas Accounting”. The Partnership adopted the new standards effective December 31, 2009. This update had no effect on the Partnership’s financial position, results of operations or cash flows.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $2,318,775 at March 31, 2009 but none at June 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2010 and the year ended December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Balance, beginning of period	$482,332	$462,992
Accretion expense	9,980	19,340

Balance, end of period	$492,312	$482,332

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $187,632 at June 30, 2010.

During the six months ended June 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $421,085 as compared to $589,171 for the six months ended June 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	2009
Oil sales	$40,126	$48,297
Barrels produced	532	892
Average price/bbl	$75.42	$54.14

Gas sales	$286,323	$185,313
Mcf produced	69,735	65,928
Average price/mcf	$4.11	$2.81

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $92,839, a 39.7% increase, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Of this increase, $18,982 and $85,379 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $75.42 from $54.14 per bbl and to $4.11 from $2.81 per mcf for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. In addition, $15,631 was due to an increase in the volumes of gas sold by 3,807 mcf.

Those increases were partially offset by a decrease in revenue of $27,153 due to a decrease in volume of oil sold by 360 bbls for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. These decreases were due to normal declines in production.

Lease operations. Lease operating expense during the three month period ended June 30, 2010 decreased to $86,469 from $95,428 due to fewer well repairs and workovers in the three month period ended June 30, 2010.

Production taxes. Production taxes during the three month period ended June 30, 2010 increased to $25,269 from $16,705 for the three month period ended June 30, 2009 due to higher revenues.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2010 decreased to $26,889 from $40,783 for the three month period ended June 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the three month period ended June 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2010 decreased to $39,965 from $43,803 for the three month period ended June 30, 2009 due to a lower amortizable base at June 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down of $2,318,775.

Results of Operations

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

	Six Ended June 30,
	2010	2009
Oil sales	$73,823	$64,849
Barrels produced	980	1,355
Average price/bbl	$75.33	$47.86

Gas sales	$624,417	$595,095
Mcf produced	134,669	141,276
Average price/mcf	$4.64	$4.21

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $38,296, a 5.8% increase, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Of this increase, $37,223 and $59,957 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $75.33 from $47.86 per bbl and to $4.64 from $4.21 per mcf for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Those increases were partially offset by decreases in revenue of $28,249 and $30,635 due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 375 bbls of oil and 6,607 mcf of gas for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. These decreases were due to normal declines in production.

Lease operations. Lease operating expense during the six month period ended June 30, 2010 was $203,695, which was comparable to $201,081 for the six month period ended June 30, 2009.

Production taxes. Production taxes during the six month period ended June 30, 2010 increased to $52,349 from $51,509 for the six month period ended June 30, 2009 due to increased revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2010 decreased to $43,372 from $61,400 for the six month period ended June 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the six month period ended June 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2010 decreased to $77,544 from $143,796 for the six month period ended June 30, 2009 due to a lower amortizable base at June 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $2,318,775 at March 31, 2009 but no write-down at June 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $62,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended June 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Mewbourne Energy Partners 02-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 16, 2010

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.