Form 10-Q
period 2010-09-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2010-11-15
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2010

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

Yes [  ]   No [X]

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

INDEX

Page No.
Part 1 - Financial Information

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2010 and 2009	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash	$8,806	$11,324
Accounts receivable, affiliate	187,790	239,039
Prepaid state taxes	5,227	2,680

Total current assets	201,823	253,043

Oil and gas properties at cost, full-cost method	17,253,064	17,258,635
Less accumulated depreciation, depletion, amortization and impairment	(14,553,708)	(14,438,360)

	2,699,356	2,820,275

Total assets	$2,901,179	$3,073,318

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$49,021	$38,899

Total current liabilities	49,021	38,899

Asset retirement obligation	483,680	482,332

Partners’ capital	2,368,478	2,552,087

Total liabilities and partners’ capital	$2,901,179	$3,073,318

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2010 and 2009 and

the nine months ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$32,616	$35,844	$106,439	$100,693
Gas sales	259,480	242,297	883,897	837,392
Interest income	-	5	74	69

Total revenues and other income	292,096	278,146	990,410	938,154

Expenses:
Lease operating expense	92,951	98,960	296,646	300,041
Production taxes	22,564	21,639	74,913	73,148
Administrative and general expense	18,041	1,392	61,413	62,792
Depreciation, depletion, and amortization	37,804	50,442	115,348	194,238
Cost ceiling write-down	-	-	-	2,318,775
Asset retirement obligation accretion	4,525	4,835	14,505	14,505

Total expenses	175,885	177,268	562,825	2,963,499

Net income (loss)	$116,211	$100,878	$427,585	$(2,025,345)

Basic and diluted net income (loss) per partner interest (16,072 interests outstanding)	$7.23	$6.28	$26.60	$(126.02)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 427,585	$ (2,025,345)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	115,348	194,238
Cost ceiling write-down	-	2,318,775
Asset retirement obligation accretion	14,505	14,505
Changes in operating assets and liabilities:
Accounts receivable, affiliate	51,249	163,186
Prepaid state taxes	(2,547)	2,680
Accounts payable, affiliate	10,122	(13,755)

Net cash provided by operating activities	616,262	654,284

Cash flows from investing activities:
Purchase and development of oil and gas properties	(7,586)	(15,731)

Net cash used in investing activities	(7,586)	(15,731)

Cash flows from financing activities:
Cash distributions to partners	(611,194)	(715,455)

Net cash used in financing activities	(611,194)	(715,455)

Net decrease in cash	(2,518)	(76,902)

Cash, beginning of period	11,324	82,881

Cash, end of period	$ 8,806	$ 5,979

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$ (13,157)	$ -

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2010

(Unaudited)

Partners’ Capital

Balance at December 31, 2009	$2,552,087

Cash distributions	(611,194)

Net income	427,585

Balance at September 30, 2010	$2,368,478

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $2,318,775 at March 31, 2009 but none at June 30, 2009 nor September 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2010 and the year ended December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of period	$482,332	$462,992
Liabilities reduced	(13,157)	-
Accretion expense	14,505	19,340

Balance, end of period	$483,680	$482,332

5.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $152,802 at September 30, 2010.

During the nine months ended September 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $611,194 as compared to $715,455 for the nine months ended September 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	2009
Oil sales	$32,616	$35,844
Barrels produced	457	557
Average price/bbl	$71.37	$64.35

Gas sales	$259,480	$242,297
Mcf produced	66,637	80,637
Average price/mcf	$3.89	$3.00

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $13,955, a 5.0% increase, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Of this increase, $3,909 and $71,698 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $71.37 from $64.35 per bbl and to $3.89 from $3.00 per mcf for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Those increases were partially offset by decreases in revenue of $7,137 and $54,515 due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 100 bbls of oil and 14,000 mcf of gas for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. These decreases were due to normal declines in production.

Lease operations. Lease operating expense during the three month period ended September 30, 2010 decreased to $92,951 from $98,960 due to fewer well repairs and workovers in the three month period ended September 30, 2010.

Production taxes. Production taxes during the three month period ended September 30, 2010 increased to $22,564 from $21,639 for the three month period ended September 30, 2009 due to greater revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2010 increased to $18,041 from $1,392 for the three month period ended September 30, 2009. The overall increase was due to increased administrative expenses allocable to the Partnership for the three month period ended September 30, 2010 and higher general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2010 decreased to $37,804 from $50,442 for the three month period ended September 30, 2009 due to the decreased production volumes during the three month period ended September 30, 2010.

Results of Operations

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	2009
Oil sales	$106,439	$100,693
Barrels produced	1,437	1,912
Average price/bbl	$74.07	$52.66

Gas sales	$883,897	$837,392
Mcf produced	201,306	221,913
Average price/mcf	$4.39	$3.77

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $52,251, a 5.6% increase, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Of this increase, $40,929 and $136,986 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $74.07 from $52.66 per bbl and to $4.39 from $3.77 per mcf for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Those increases were partially offset by decreases in revenue of $35,183 and $90,481 due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 475 bbls of oil and 20,607 mcf of gas for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. These decreases were due to normal declines in production.

Lease operations. Lease operating expense during the nine month period ended September 30, 2010 decreased to $296,646 from $300,041 due to fewer well repairs and workovers in the nine month period ended September 30, 2010.

Production taxes. Production taxes during the nine month period ended September 30, 2010 increased to $74,913 from $73,148 for the nine month period ended September 30, 2009 due to greater revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2010 was $61,413, which was comparable to $62,792 for the nine month period ended September 30, 2009.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2010 decreased to $115,348 from $194,238 for the nine month period ended September 30, 2009 due to a lower amortizable base at September 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $2,318,775 at March 31, 2009 but no write-down at June 30, 2009 nor at September 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $88,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended September 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Mewbourne Energy Partners 02-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	November 15, 2010

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.