Form 10-Q
period 2011-03-31
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2011-05-16
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2011

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

Yes [  ]   No  [X]

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash	$4,702	$4,825
Accounts receivable, affiliate	198,248	195,823
Prepaid state taxes	3,308	2,481

Total current assets	206,258	203,129

Oil and gas properties at cost, full-cost method	17,260,577	17,255,252
Less accumulated depreciation, depletion and amortization	(14,623,369)	(14,590,235)

	2,637,208	2,665,017

Total assets	$2,843,466	$2,868,146

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$47,923	$52,885

Total current liabilities	47,923	52,885

Asset retirement obligation	498,211	488,491

Partners’ capital	2,297,332	2,326,770

Total liabilities and partners’ capital	$2,843,466	$2,868,146

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues and other income:
Oil sales	$50,831	$33,697
Gas sales	248,660	338,094
Interest income	616	32

Total revenues and other income	300,107	371,823

Expenses:
Lease operating expense	96,144	117,226
Production taxes	18,336	27,080
Administrative and general expense	11,877	16,483
Depreciation, depletion, and amortization	33,134	37,579
Asset retirement obligation accretion	5,055	5,026

Total expenses	164,546	203,394

Net income	$135,561	$168,429

Basic and diluted net income per partner interest (16,072 interests outstanding)	$8.43	$10.18

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$ 135,561	$168,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	33,134	37,579
Asset retirement obligation accretion	5,055	5,026
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(2,425)	1,778
Prepaid state taxes	(827)	(893)
Accounts payable, affiliate	(4,962)	20,354

Net cash provided by operating activities	165,536	232,273

Cash flows from investing activities:
Purchase and development of oil and gas properties	(660)	(2,276)

Net cash used in investing activities	(660)	(2,276)

Cash flows from financing activities:
Cash distributions to partners	(164,999)	(200,001)

Net cash used in financing activities	(164,999)	(200,001)

Net increase (decrease) in cash	(123)	29,996

Cash, beginning of period	4,825	11,324

Cash, end of period	$ 4,702	$41,320

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$ 4,665	$-

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2011

(Unaudited)

Partners’ Capital

Balance at December 31, 2010	$2,326,770

Cash distributions	(164,999)

Net income	135,561

Balance at March 31, 2011	$2,297,332

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

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2010, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down at March 31, 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Balance, beginning of period	$488,491	$482,332
Liabilities incurred	4,665	-
Liabilities reduced due to revisions	-	(13,157)
Accretion expense	5,055	19,316

Balance, end of period	$498,211	$488,491

5.	Related Party Transactions

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $158,335 at March 31, 2011.

During the three months ended March 31, 2011, the Partnership made cash distributions to the investor partners in the amount of $164,999 as compared to $200,001 for the three months ended March 31, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
	2011	2010
Oil sales	$50,831	$33,697
Barrels produced	597	448
Average price/bbl	$85.14	$75.22

Gas sales	$248,660	$338,094
Mcf produced	55,271	64,934
Average price/mcf	$4.50	$5.21

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $72,300, a 19.4% decline, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Of this decrease, $45,961 was due to a decrease in the average price of gas sold. The average price fell to $4.50 from $5.21 per mcf for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Also, $43,473 was due to a decrease in the volume of gas sold by 9,663 mcf. The decrease in volume of gas sold was primarily due to normal declines in production.

Those decreases were partially offset by an increase in revenue of $4,448 due to an increase in the average price of oil sold to $85.15 from $75.22 per bbl for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Also, $12,686 was due to an increase in the volume of oil sold by 149 bbls.

Lease operations. Lease operating expense during the three month period ended March 31, 2011 decreased to $96,144 from $117,226 due to fewer well repairs and workovers in the three month period ended March 31, 2011.

Production taxes. Production taxes during the three month period ended March 31, 2011 decreased to $18,336 from $27,080 for the three month period ended March 31, 2010 due to lower oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $11,877 for the three month period ended March 31, 2011 from $16,483 for the three month period ended March 31, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2011 decreased to $33,134 from $37,579 for the three month period ended March 31, 2010 due to the decreased production volumes for the three month period ended March 31, 2011.

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

2.     Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2011, a 10% change in the price received for natural gas production would have had an approximate $25,000 impact on revenue.

3.     Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended March 31, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Mewbourne Energy Partners 02-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	May 16, 2011

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.