Form 10-Q
period 2011-09-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2011-11-14
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

INDEX

Page No.
Part 1 - Financial Information

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2011 and 2010	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2011	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash	$7,412	$4,825
Accounts receivable, affiliate	173,622	195,823
Prepaid state taxes	5,924	2,481

Total current assets	186,958	203,129

Oil and gas properties at cost, full-cost method	17,260,608	17,255,252
Less accumulated depreciation, depletion and amortization	(14,692,398)	(14,590,235)

Net oil and gas properties at cost, full-cost method	2,568,210	2,665,017

Total assets	$2,755,168	$2,868,146

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$48,358	$52,885

Total current liabilities	48,358	52,885

Asset retirement obligation	508,321	488,491

Partners’ capital	2,198,489	2,326,770

Total liabilities and partners’ capital	$2,755,168	$2,868,146

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2011 and 2010 and

the nine months ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues and other income:
Oil sales	$37,126	$32,616	$142,870	$106,439
Gas sales	240,438	259,480	756,603	883,897
Interest income	—	—	616	74

Total revenues and other income	277,564	292,096	900,089	990,410

Expenses:
Lease operating expense	83,724	92,951	266,196	296,646
Production taxes	20,462	22,564	62,906	74,913
Administrative and general expense	17,118	18,041	52,763	61,413
Depreciation, depletion, and amortization	33,009	37,804	102,163	115,348
Asset retirement obligation accretion	5,055	4,525	15,165	14,505

Total expenses	159,368	175,885	499,193	562,825

Net income	$118,196	$116,211	$400,896	$427,585

Basic and diluted net income per partner interest (16,072 interests outstanding)	$7.35	$7.23	$24.94	$26.60

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$400,896	$427,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	102,163	115,348
Asset retirement obligation accretion	15,165	14,505
Changes in operating assets and liabilities:
Accounts receivable, affiliate	22,201	51,249
Prepaid state taxes	(3,443)	(2,547)
Accounts payable, affiliate	(4,527)	10,122

Net cash provided by operating activities	532,455	616,262

Cash flows from investing activities:
Purchase and development of oil and gas properties	(691)	(7,586)

Net cash used in investing activities	(691)	(7,586)

Cash flows from financing activities:
Cash distributions to partners	(529,177)	(611,194)

Net cash used in financing activities	(529,177)	(611,194)

Net increase (decrease) in cash	2,587	(2,518)

Cash, beginning of period	4,825	11,324

Cash, end of period	$7,412	$8,806

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$4,665	$(13,157)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2011

(Unaudited)

Partners’ Capital
Balance at December 31, 2010	$2,326,770

Cash distributions	(529,177)

Net income	400,896

Balance at September 30, 2011	$2,198,489

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three or nine months ended September 30, 2011 or 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Balance, beginning of period	$488,491	$482,332
Liabilities incurred	4,665	—
Liabilities reduced due to revisions	—	(13,157)
Accretion expense	15,165	19,316

Balance, end of period	$508,321	$488,491

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

	000000	000000
	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	60%	40%
All other revenues	60%	40%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	60%	40%

(1)	Pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $138,600 at September 30, 2011.

During the nine months ended September 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $529,177 as compared to $611,194 for the nine months ended September 30, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	2010
Oil sales	$37,126	$32,616
Barrels produced	427	457
Average price/bbl	$86.95	$71.37

Gas sales	$240,438	$259,480
Mcf produced	53,786	66,637
Average price/mcf	$4.47	$3.89

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $14,532, a 5.0 % decline, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Of this decline, $2,608 and $57,447 were due to decreases in the volumes of oil and gas sold by 30 barrels (bbls) and 12,851 thousand cubic feet (mcf), respectively. The decreases in volumes sold were primarily due to normal declines in production.

Those decreases were partially offset by increases of $7,118 and $38,405 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $86.95 from $71.37 per bbl and to $4.47 from $3.89 per mcf for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Lease operations. Lease operating expense during the three month period ended September 30, 2011 decreased to $83,724 from $92,951 for the three month period ended September 30, 2010 due to fewer well repairs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2011 decreased to $33,009 from $37,804 for the three month period ended September 30, 2010 due to the decreased production volumes for the three month period ended September 30, 2011.

Results of Operations

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	2010
Oil sales	$142,870	$106,439
Barrels produced	1,546	1,437
Average price/bbl	$92.41	$74.07

Gas sales	$756,603	$883,897
Mcf produced	168,749	201,306
Average price/mcf	$4.48	$4.39

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $90,863, a 9.2% decline, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Of this decline, $145,973 was due to a decrease in the volume of gas sold by 32,557 thousand cubic feet due to normal declines in production.

This decrease was partially offset by increases of $26,358 and $18,679 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $92.41 from $74.07 per barrel and to $4.48 from $4.39 per mcf for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Also partially offsetting the decline was an increase in revenue of $10,073 due to an increase in the volume of oil sold by 109 bbls.

Lease operations. Lease operating expense during the nine month period ended September 30, 2011 decreased to $266,196 from $296,646 for the nine months ended September 30, 2010 due to fewer well repairs and workovers.

Production taxes. Production taxes during the nine month period ended September 30, 2011 decreased to $62,906 from $74,913 for the nine month period ended September 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $52,763 for the nine month period ended September 30, 2011 from $61,413 for the nine month period ended September 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2011 decreased to $102,163 from $115,348 for the nine month period ended September 30, 2010 due to the decreased production volumes for the nine month period ended September 30, 2011.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2011, a 10% change in the price received for oil and gas production would have had an approximate $90,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended September 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 02-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2011

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.