Form 10-Q
period 2012-03-31
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2012-05-15
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Part I – Financial Information

Item  1. Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$2,313	$1,594
Accounts receivable, affiliate	109,434	153,228
Prepaid state taxes	21,344	4,409

Total current assets	133,091	159,231

Oil and gas properties at cost, full-cost method	17,264,397	17,262,324
Less accumulated depreciation, depletion, amortization and impairment	(14,759,400)	(14,727,701)

	2,504,997	2,534,623

Total assets	$2,638,088	$2,693,854

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$62,335	$45,053
Total current liabilities	62,335	45,053

Asset retirement obligation	518,656	513,376
Partners’ capital	2,057,097	2,135,425

Total liabilities and partners’ capital	$2,638,088	$2,693,854

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues and other income:
Oil sales	$41,246	$50,831
Gas sales	145,809	248,660
Interest income	—	616

Total revenues and other income	187,055	300,107

Expenses:
Lease operating expense	99,980	96,144
Production taxes	13,306	18,336
Administrative and general expense	11,345	11,877
Depreciation, depletion, and amortization	31,699	33,134
Asset retirement obligation accretion	5,280	5,055

Total expenses	161,610	164,546

Net income	$25,445	$135,561

Basic and diluted net income per partner interest (16,072 interests outstanding)	$1.58	$8.43

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$25,445	$135,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	31,699	33,134
Asset retirement obligation accretion	5,280	5,055
Changes in operating assets and liabilities:
Accounts receivable, affiliate	43,794	(2,425)
Prepaid state taxes	(16,935)	(827)
Accounts payable, affiliate	17,282	(4,962)

Net cash provided by operating activities	106,565	165,536

Cash flows from investing activities:
Purchase and development of oil and gas properties	(2,073)	(660)

Net cash used in investing activities	(2,073)	(660)

Cash flows from financing activities:
Cash distributions to partners	(103,773)	(164,999)

Net cash used in financing activities	(103,773)	(164,999)

Net increase (decrease) in cash	719	(123)
Cash, beginning of period	1,594	4,825

Cash, end of period	$2,313	$4,702

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to asset retirement obligation liabilities	$—	$4,665

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2012

(Unaudited)

Partners’ Capital
Balance at December 31, 2011	$2,135,425

Cash distributions	(103,773)

Net income	25,445

Balance at March 31, 2012	$2,057,097

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

2. Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2011, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three months ended March 31, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2012 and the year ended December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
Balance, beginning of period	$513,376	$488,491
Liabilities incurred	—	4,665
Accretion expense	5,280	20,220

Balance, end of period	$518,656	$513,376

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

In accordance with the Partnership agreement, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $70,756 at March 31, 2012.

During the three months ended March 31, 2012, the Partnership made cash distributions to the investor partners in the amount of $103,773 as compared to $164,999 for the three months ended March 31, 2011. The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2012 as compared to the three months ended March 31, 2011:

	Three Months Ended March 31,
	2012	2011
Oil sales	$41,246	$50,831
Barrels produced	420	597
Average price/bbl	$98.20	$85.14

Gas sales	$145,809	$248,660
Mcf produced	49,761	55,271
Average price/mcf	$2.93	$4.50

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $112,436, a 37.5% decline, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Of this decline, $17,382 and $16,145 were due to decreases in the volumes of oil and gas sold by 177 barrels (bbls) and 5,510 thousand cubic feet (mcf), respectively. The decreases in volumes sold were primarily due to normal declines in production.

Also contributing to the decline in sales was $86,706 due to a decrease in the average price of gas sold. The average price fell to $2.93 from $4.50 per mcf for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Those decreases were partially offset by an increase of $7,797 due to a rise in the average price of oil sold. The average price rose to $98.20 from $85.14 per bbl for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Lease operations. Lease operating expense during the three month period ended March 31, 2012 rose to $99,980 from $96,144 for the three month period ended March 31, 2011 due to fewer well repairs and workovers in the three month period ended March 31, 2011.

Production taxes. Production taxes during the three month period ended March 31, 2012 decreased to $13,306 from $18,336 for the three month period ended March 31, 2011 due to lower overall oil and gas revenue.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2012, a 10% change in the price received for oil and gas production would have had an approximate $19,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended March 31, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 02-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: May 15, 2012

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.