Form 10-Q
period 2012-09-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2012-11-14
CIK 1136933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

 Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2012 and 2011
and the nine months months ended September 30, 2012 and 2011	4

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2012 and 2011	5

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS
	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash	$1,662	$1,594
Accounts receivable, affiliate	137,819	153,228
Prepaid state taxes	1,654	4,409
Total current assets	141,135	159,231

Oil and gas properties at cost, full-cost method	17,296,987	17,262,324
Less accumulated depreciation, depletion,
amortization and impairment	(14,840,030)	(14,727,701)
	2,456,957	2,534,623

Total assets	$2,598,092	$2,693,854

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$94,964	$45,053
Total current liabilities	94,964	45,053

Asset retirement obligation	529,216	513,376

Partners' capital	1,973,912	2,135,425

Total liabilities and partners' capital	$2,598,092	$2,693,854

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues and other income:
Oil sales	$44,504	$37,126	$128,099	$142,870
Gas sales	144,841	240,438	420,066	756,603
Interest income	—	—	—	616
Total revenues and other income	189,345	277,564	548,165	900,089

Expenses:
Lease operating expense	97,231	83,724	290,261	266,196
Production taxes	9,695	20,462	32,320	62,906
Administrative and general expense	12,464	17,118	43,811	52,763
Depreciation, depletion, and amortization	42,221	33,009	112,329	102,163
Asset retirement obligation accretion	5,280	5,055	15,840	15,165
Total expenses	166,891	159,368	494,561	499,193

Net income	$22,454	$118,196	$53,604	$400,896

Basic and diluted net income per
partner interest
(16,072 interests outstanding)	$1.40	$7.35	$3.34	$24.94

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$53,604	$400,896
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	112,329	102,163
Asset retirement obligation accretion	15,840	15,165
Changes in operating assets and liabilities:
Accounts receivable, affiliate	15,409	22,201
Prepaid state taxes	2,755	(3,443)
Accounts payable, affiliate	49,911	(4,527)
Net cash provided by operating activities	249,848	532,455

Cash flows from investing activities:
Purchase and development of oil and gas properties	(34,663)	(691)
Net cash used in investing activities	(34,663)	(691)

Cash flows from financing activities:
Cash distributions to partners	(215,117)	(529,177)
Net cash used in financing activities	(215,117)	(529,177)

Net increase in cash	68	2,587
Cash, beginning of period	1,594	4,825

Cash, end of period	$1,662	$7,412

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$—	$4,665

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2012
(Unaudited)

Partners' Capital

Balance at December 31, 2011	$2,135,425

Cash distributions	(215,117)

Net income	53,604

Balance at September 30, 2012	$1,973,912

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At September 30, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the nine months ended September 30, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
Balance, beginning of period	$513,376	$488,491
Liabilities incurred	—	4,665
Accretion expense	15,840	20,220
Balance, end of period	$529,216	$513,376

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $46,171 at September 30, 2012.

During the nine months ended September 30, 2012, the Partnership made cash distributions to the investor partners in the amount of $215,117 as compared to $529,177 for the nine months ended September 30, 2011.  The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	2011
Oil sales	$44,504	$37,126
Barrels produced	505	427
Average price/bbl	$88.13	$86.95

Gas sales	$144,841	$240,438
Mcf produced	51,182	53,786
Average price/mcf	$2.83	$4.47

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $88,219, a 31.8% decline, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Of this decrease, $88,228 was due to a decline in the average price of gas sold. The average price fell to $2.83 from $4.47 per thousand cubic feet (mcf) for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Also contributing to the decrease in revenue was $7,369 due to a decrease in the volume of gas sold. The volume sold decreased by 2,604 mcf for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decrease in volume was primarily due to normal declines in production.

These decreases were partially offset by $6,874 due to an increase in the volume of oil sold. The volume sold increased by 78 barrels (bbls) for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Also partially offsetting the overall decrease in revenue was $504 due to a rise in the average price of oil sold. The average price rose to $88.13 from $86.95 per bbl for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Lease operations.  Lease operating expense during the three month period ended September 30, 2012 rose to $97,231 from $83,724 for the three month period ended September 30, 2011 due to more well repairs and workovers.

Production taxes.  Production taxes during the three month period ended September 30, 2012 decreased to $9,695 from $20,462 for the three month period ended September 30, 2011 due to lower gas revenue and production tax credits.

Administrative and general expenses. Administrative and general expenses decreased to $12,464 for the three months ended September 30, 2012 from $17,118 for the three months ended September 30, 2011 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended September 30, 2012 increased to $42,221 from $33,009 for the three month period ended September 30, 2011 due to an increase in the depreciation, depletion and amortization rate in 2012. This rate increase resulted from a decline in the reserves in 2012 due to lower prices.

Results of Operations

For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	2011
Oil sales	$128,099	$142,870
Barrels produced	1,408	1,546
Average price/bbl	$90.98	$92.41

Gas sales	$420,066	$756,603
Mcf produced	151,828	168,749
Average price/mcf	$2.77	$4.48

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $351,308, a 39.1% decline, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Of this decline, $2,216 and $289,721 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $90.98 from $92.41 per barrel (bbl) and to $2.77 from $4.48 per thousand cubic feet (mcf) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Also contributing to the decline in sales were $12,555 and $46,816 due to decreases in the volumes of oil and gas sold by 138 bbls and 16,921 mcf, respectively. The decreases in volumes sold were primarily due to normal declines in production.

Lease operations.  Lease operating expense during the nine month period ended September 30, 2012 rose to $290,261 from $266,196 for the nine month period ended September 30, 2011 due to more well repairs and workovers.

Production taxes.  Production taxes during the nine month period ended September 30, 2012 decreased to $32,320 from $62,906 for the nine month period ended September 30, 2011 due to lower overall oil and gas revenue and production tax credits.

Administrative and general expenses. Administrative and general expenses fell to $43,811 for the nine months ended September 30, 2012 from $52,763 for the nine months ended September 30, 2011 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the nine month period ended September 30, 2012 increased to $112,329 from $102,163 for the nine month period ended September 30, 2011 due to an increase in the depreciation, depletion and amortization rate in 2012. This rate increase resulted from a decline in the reserves in 2012 due to lower prices.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2012, a 10% change in the price received for oil and gas production would have had an approximate $55,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended September 30, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

31.1           Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2           Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1           Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2           Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)           Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 02-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2012	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.