Form 10-Q
period 2013-06-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2013-08-14
CIK 1136933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to_____________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2013 and 2012
and the six months months ended June 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS
	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$644	$448
Accounts receivable, affiliate	116,009	130,161
Prepaid state taxes	4,073	2,481
Total current assets	120,726	133,090

Oil and gas properties at cost, full-cost method	17,300,908	17,302,828
Less accumulated depreciation, depletion,
amortization and impairment	(14,951,736)	(14,881,637)
	2,349,172	2,421,191

Total assets	$2,469,898	$2,554,281

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$55,089	$80,481
Total current liabilities	55,089	80,481

Asset retirement obligation	542,433	534,496

Partners' capital	1,872,376	1,939,304

Total liabilities and partners' capital	$2,469,898	$2,554,281

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$14,438	$42,349	$45,503	$83,595
Gas sales	180,724	129,416	341,856	275,225
Total revenues	195,162	171,765	387,359	358,820

Expenses:
Lease operating expense	93,896	93,050	216,510	193,030
Production taxes	12,394	9,319	24,132	22,625
Administrative and general expense	17,791	20,002	30,964	31,347
Depreciation, depletion, and amortization	32,171	38,409	69,087	70,108
Asset retirement obligation accretion	5,475	5,280	10,984	10,560
Total expenses	161,727	166,060	351,677	327,670

Net income	$33,435	$5,705	$35,682	$31,150

Basic and diluted net income per
partner interest
(16,072 interests outstanding)	$2.08	$0.35	$2.22	$1.94

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2013
(Unaudited)
Partners' Capital

Balance at December 31, 2012	$1,939,304

Cash distributions	(102,610)

Net income	35,682

Balance at June 30, 2013	$1,872,376

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$35,682	$31,150
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	69,087	70,108
Asset retirement obligation accretion	10,984	10,560
Changes in operating assets and liabilities:
Accounts receivable, affiliate	14,152	38,639
Prepaid state taxes	(1,592)	3,582
Accounts payable, affiliate	(25,392)	22,058
Net cash provided by operating activities	102,921	176,097

Cash flows from investing activities:
Purchase and development of oil and gas properties	(115)	(2,120)
Net cash used in investing activities	(115)	(2,120)

Cash flows from financing activities:
Cash distributions to partners	(102,610)	(175,117)
Net cash used in financing activities	(102,610)	(175,117)

Net increase (decrease) in cash	196	(1,140)
Cash, beginning of period	448	1,594

Cash, end of period	$644	$454

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(3,047)	$-

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At June 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the six months ended June 30, 2013 or 2012.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Balance, beginning of period	$534,496	$513,376
Liabilities incurred	1	—
Liabilities reduced due to revisions	(3,048)	—
Accretion expense	10,984	21,120
Balance, end of period	$542,433	$534,496

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $65,637 at June 30, 2013.

During the six months ended June 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $102,610 as compared to $175,117 for the six months ended June 30, 2012.  The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012
Oil sales	$14,438	$42,349
Barrels produced	157	483
Average price/bbl	$91.96	$87.68

Gas sales	$180,724	$129,416
Mcf produced	44,940	50,885
Average price/mcf	$4.02	$2.54

Oil and gas revenues.  As shown in the above table, total oil and gas sales increased by $23,397, a 13.6% rise, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Of this increase, $2,069 and $75,216 were due to a rise in the average prices of oil and gas sold, respectively. The average price increased to $91.96 from $87.68 per barrel (bbl) and to $4.02 from $2.54 per thousand cubic feet (mcf) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Partially offsetting this increase in revenue were declines of $29,980 and $23,908 due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 326 barrels (bbls) and 5,945 mcf for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Production taxes.  Production taxes during the three month period ended June 30, 2013 increased to $12,394 from $9,319 for the three month period ended June 30, 2012 due to increased oil and gas revenue.

Administrative and general expenses. Administrative and general expenses decreased to $17,791 for the three months ended June 30, 2013 from $20,002 for the three months ended June 30, 2012 due to lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2013 decreased to $32,171 from $38,409 for the three month period ended June 30, 2012 due to the decreased production volumes for the three month period ended June 30, 2013.

Results of Operations

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

	Six Months Ended June 30,
	2013	2012
Oil sales	$45,503	$83,595
Barrels produced	537	903
Average price/bbl	$84.74	$92.57

Gas sales	$341,856	$275,225
Mcf produced	91,818	100,646
Average price/mcf	$3.72	$2.73

Oil and gas revenues.  As shown in the above table, total oil and gas sales increased by $28,539, an 8.0% rise, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Of this increase, $99,499 was due to an increase in the average price of gas sold. The average price rose to $3.72 from $2.73 per thousand cubic feet (mcf) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

This increase was partially offset by decreases of $31,013 and $32,868 in the volume of oil and gas sold, respectively. The volume fell by 366 bbls and 8,828 mcf in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Also partially offsetting the rise in sales was $7,079 due to a decrease in the average price of oil sold.  The average price of oil fell to $84.74 from $92.57 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Lease operations.  Lease operating expense during the six month period ended June 30, 2013 rose to $216,510 from $193,030 for the six month period ended June 30, 2012 due to more well repairs and workovers.

Production taxes.  Production taxes during the six month period ended June 30, 2013 increased to $24,132 from $22,625 for the six month period ended June 30, 2012 due to higher overall oil and gas revenue.

Administrative and general expenses. Administrative and general expenses fell to $30,964 for the six months ended June 30, 2013 from $31,347 for the six months ended June 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2013 decreased to $69,087 from $70,108 for the six month period ended June 30, 2012 due to the decreased production volumes for the six month period ended June 30, 2013.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $39,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended June 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 02-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2013	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.