Form 10-Q
period 2014-06-30
MEWBOURNE ENERGY PARTNERS 02-A LP
filed 2014-08-14
CIK 1136933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐  No ☒

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Statements of Operations (Unaudited)-
For the three months ended June 30, 2014 and 2013
and the six months ended June 30, 2014 and 2013	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2014	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2014 and 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash	$3,962	$637
Accounts receivable, affiliate	157,471	121,043
Prepaid state taxes	3,757	2,295
Total current assets	165,190	123,975

Oil and gas properties at cost, full-cost method	17,306,200	17,305,066
Less accumulated depreciation, depletion,
amortization and impairment	(15,084,001)	(15,016,631)
	2,222,199	2,288,435

Total assets	$2,387,389	$2,412,410

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$54,908	$39,286
Total current liabilities	54,908	39,286

Asset retirement obligation	568,697	557,394

Partners' capital	1,763,784	1,815,730

Total liabilities and partners' capital	$2,387,389	$2,412,410

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Oil sales	$39,939	$14,438	$67,539	$45,503
Gas sales	186,584	180,724	384,882	341,856
Total revenues	226,523	195,162	452,421	387,359

Expenses:
Lease operating expense	98,059	93,896	188,732	216,510
Production taxes	16,732	12,394	33,607	24,132
Administrative and general expense	24,049	17,791	30,843	30,964
Depreciation, depletion, and amortization	38,294	32,171	67,338	69,087
Asset retirement obligation accretion	5,661	5,475	11,335	10,984
Total expenses	182,795	161,727	331,855	351,677

Net income	$43,728	$33,435	$120,566	$35,682

Basic and diluted net income per
partner interest
(16,072 interests outstanding)	$2.72	$2.08	$7.50	$2.22

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the six months ended June 30, 2014

(Unaudited)

Partners' Capital

Balance at December 31, 2013	$1,815,730

Cash distributions	(172,512)

Net income	120,566

Balance at June 30, 2014	$1,763,784

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 02-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$120,566	$35,682
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	67,338	69,087
Asset retirement obligation accretion	11,335	10,984
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(36,428)	14,152
Prepaid state taxes	(1,462)	(1,592)
Accounts payable, affiliate	15,622	(25,392)
Net cash provided by operating activities	176,971	102,921
Cash flows from investing activities:
Purchase and development of oil and gas properties	(1,134)	(115)
Net cash used in investing activities	(1,134)	(115)
Cash flows from financing activities:
Cash distributions to partners	(172,512)	(102,610)
Net cash used in financing activities	(172,512)	(102,610)
Net increase in cash	3,325	196
Cash, beginning of period	637	448
Cash, end of period	$3,962	$644
Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(32)	$(3,047)

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

3.    Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2014 and 2013, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the six months ended June 30, 2014 or 2013.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2014 and the year ended December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
Balance, beginning of period	$557,394	$534,496
Liabilities incurred	—	3,954
Liabilities reduced due to settlements	(32)	(3,048)
Accretion expense	11,335	21,992
Balance, end of period	$568,697	$557,394

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $110,282 at June 30, 2014.

During the six months ended June 30, 2014, the Partnership made cash distributions to the investor partners in the amount of $172,512 as compared to $102,610 for the six months ended June 30, 2013. The Partnership expects that cash distributions will continue during 2014 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $21,988,190, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2014 as compared to the three months ended June 30, 2013:

	Three Months Ended June 30,
	2014	2013
Oil sales	$39,939	$14,438
Barrels produced	423	157
Average price/bbl	$94.42	$91.96

Gas sales	$186,584	$180,724
Mcf produced	43,732	44,940
Average price/mcf	$4.27	$4.02

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $31,361, a 16.1% increase, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Of this increase, $386 and $11,014 were due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $94.42 from $91.96 per barrel (bbl) and to $4.27 from $4.02 per thousand cubic feet (mcf) for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Also contributing to the increase was $25,115 due to an incline in the volume of oil sold. The volume rose by 266 bbls for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

These increases were partially offset by a decrease of $5,154 from a decline in the volume of gas sold. The volume fell by 1,208 mcf for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Lease operations. Lease operating expense during the three month period ended June 30, 2014 rose to $98,059 from $93,896 for the three month period ended June 30, 2013 due to more well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2014 increased to $16,732 from $12,394 for the three month period ended June 30, 2013. This was due to increased oil and gas revenue for the three month period ended June 30, 2014.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2014 increased to $24,049 from $17,791 for the three month period ended June 30, 2013 due to increased administrative expenses allocable to the Partnership and higher general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2014 increased to $38,294 from $32,171 for the three month period ended June 30, 2013. This was due to the net increase in oil and gas production.

Results of Operations

For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013:

	Six Months Ended June 30,
	2014	2013
Oil sales	$67,539	$45,503
Barrels produced	724	537
Average price/bbl	$93.29	$84.74

Gas sales	$384,882	$341,856
Mcf produced	79,344	91,818
Average price/mcf	$4.85	$3.72

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $65,062, a 16.8% increase, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Of this increase, $4,592 and $103,535 were due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $93.29 from $84.74 per barrel (bbl) and to $4.85 from $3.72 per thousand cubic feet (mcf) for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Also contributing to the increase was $17,444 due to an incline in the volume of oil sold. The volume rose by 187 bbls for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

These increases were partially offset by a decrease of $60,509 from a decline in the volume of gas sold. The volume fell by 12,474 mcf for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Lease operations. Lease operating expense during the six month period ended June 30, 2014 fell to $188,732 from $216,510 for the six month period ended June 30, 2013 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2014 increased to $33,607 from $24,132 for the six month period ended June 30, 2013. This was due to increased oil and gas revenue for the six month period ended June 30, 2014.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2014, a 10% change in the price received for oil and gas production would have had an approximate $45,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2013 annual report on internal control over financial reporting, and for the quarter ended June 30, 2014, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.    Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 02-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 14, 2014

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

